Form 10-Q
period 2015-06-30
Columbia Pipeline Group, Inc.
filed 2015-08-03
CIK 1629995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36838
Columbia Pipeline Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1982552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 San Felipe St., Suite 2500 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
(713) 386-3701
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☐    No ☑*
*We completed our separation on July 1, 2015 and have filed all reports since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐
Non-accelerated filer ☐                     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

The registrant’s common stock began regular-way trading on the New York Stock Exchange on July 2, 2015.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 317,615,439 shares outstanding at July 27, 2015.

COLUMBIA PIPELINE GROUP, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2015

Columbia Pipeline Group, Inc.

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of Columbia Pipeline Group, Inc.
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia OpCo	CPG OpCo LP
CPGSC	Columbia Pipeline Group Services Company
CPPL	Columbia Pipeline Partners LP
Crossroads	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Pennant	Pennant Midstream, LLC
OpCo GP	CPG OpCo GP LLC

Abbreviations
AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards

Columbia Pipeline Group, Inc.

DEFINED TERMS (continued)

NGA	Natural Gas Act of 1938
NGL
Hydrocarbons in natural gas that are separated from the natural gas as liquids through the process of absorption, condensation, adsorption or other methods in natural gas processing or cycling plants. Generally such liquids consist of propane and heavier hydrocarbons and are commonly referred to as lease condensate, natural gasoline and liquefied petroleum gases. Natural gas liquids include natural gas plant liquids (primarily ethane, propane, butane and isobutane) and lease condensate (primarily pentanes produced from natural gas at lease separators and field facilities)

NOV	Notice of Violation
OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$136.8	$0.5
Accounts receivable (less reserve of $0.6 and $0.6, respectively)	123.6	149.4
Accounts receivable-affiliated	678.8	180.0
Materials and supplies, at average cost	28.2	24.9
Exchange gas receivable	24.8	34.8
Regulatory assets	5.3	6.1
Deferred property taxes	32.3	48.9
Deferred income taxes	91.8	60.0
Prepayments and other	20.3	14.7
Total Current Assets	1,141.9	519.3
Investments
Unconsolidated affiliates	444.6	444.3
Other investments	12.1	2.7
Total Investments	456.7	447.0
Property, Plant and Equipment
Property, plant and equipment	8,476.6	7,935.4
Accumulated depreciation and amortization	(2,993.0)	(2,976.8)
Net Property, Plant and Equipment	5,483.6	4,958.6
Other Noncurrent Assets
Regulatory assets	149.0	151.9
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	110.8	90.0
Deferred charges and other	39.4	15.2
Total Other Noncurrent Assets	2,274.7	2,232.6
Total Assets	$9,356.9	$8,157.5

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions)	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt-affiliated	$—	$115.9
Short-term borrowings	20.0	—
Short-term borrowings-affiliated	718.9	252.5
Accounts payable	67.6	56.0
Accounts payable-affiliated	29.6	53.6
Customer deposits	41.8	13.4
Taxes accrued	96.9	103.2
Exchange gas payable	24.9	34.7
Deferred revenue	13.7	22.5
Regulatory liabilities	9.0	1.3
Legal and environmental	2.1	2.0
Accrued capital expenditures	146.3	61.1
Other accruals	92.7	68.0
Total Current Liabilities	1,263.5	784.2
Noncurrent Liabilities
Long-term debt	2,745.9	—
Long-term debt-affiliated	—	1,472.8
Deferred income taxes	1,326.2	1,255.7
Accrued liability for postretirement and postemployment benefits	46.7	53.0
Regulatory liabilities	304.1	295.7
Asset retirement obligations	24.2	23.2
Other noncurrent liabilities	85.5	96.6
Total Noncurrent Liabilities	4,532.6	3,197.0
Total Liabilities	5,796.1	3,981.2
Commitments and Contingencies (Refer to Note 15)
Equity
Net parent investment	2,635.0	4,210.8
Accumulated other comprehensive loss	(24.5)	(34.5)
Total CPG Equity	2,610.5	4,176.3
Noncontrolling Interest	950.3	—
Total Equity	3,560.8	4,176.3
Total Liabilities and Equity	$9,356.9	$8,157.5
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated and Combined Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Operating Revenues
Transportation revenues	$237.8	$260.5	$486.2	$507.4
Transportation revenues-affiliated	18.5	18.8	47.5	47.4
Storage revenues	36.2	36.0	72.8	72.3
Storage revenues-affiliated	12.9	13.2	26.2	26.9
Other revenues	10.7	15.0	23.4	35.3
Total Operating Revenues	316.1	343.5	656.1	689.3
Operating Expenses
Operation and maintenance	151.1	175.6	269.5	312.8
Operation and maintenance-affiliated	24.9	29.3	52.9	57.8
Depreciation and amortization	33.9	28.8	66.4	58.6
Gain on sale of assets	(6.5)	(0.3)	(11.8)	(17.8)
Property and other taxes	19.1	17.3	38.2	35.8
Total Operating Expenses	222.5	250.7	415.2	447.2
Equity Earnings in Unconsolidated Affiliates	13.7	11.1	29.1	20.9
Operating Income	107.3	103.9	270.0	263.0
Other Income (Deductions)
Interest expense	(12.9)	—	(12.9)	—
Interest expense-affiliated	(11.0)	(12.6)	(29.3)	(24.7)
Other, net	5.3	2.7	9.9	4.6
Total Other Deductions, net	(18.6)	(9.9)	(32.3)	(20.1)
Income from Continuing Operations before Income Taxes	88.7	94.0	237.7	242.9
Income Taxes	28.6	34.6	80.5	90.5
Income from Continuing Operations	60.1	59.4	157.2	152.4
Loss from Discontinued Operations-net of taxes	(0.3)	(0.3)	(0.3)	(0.5)
Net Income	59.8	$59.1	156.9	$151.9
Less: Net income attributable to noncontrolling interest	9.0		16.1
Net income attributable to CPG	$50.8		$140.8
Amounts attributable to CPG:
Income from continuing operations	$51.1	$59.4	$141.1	$152.4
Loss from discontinued operations	(0.3)	(0.3)	(0.3)	(0.5)
Net income attributable to CPG	$50.8	$59.1	$140.8	$151.9
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated and Combined Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2015	2014	2015	2014
		Predecessor		Predecessor
Net Income	$59.8	$59.1	$156.9	$151.9
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.3	0.3	0.5	0.5
Unrecognized pension and OPEB benefit (costs)(2)(3)	0.3	(0.2)	7.3	(0.2)
Total other comprehensive income	0.6	0.1	7.8	0.3
Total Comprehensive Income	60.4	59.2	164.7	152.2
Less: Comprehensive Income-noncontrolling interest	9.0	—	16.1	—
Comprehensive Income-controlling interests	$51.4	$59.2	$148.6	$152.2
(1) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.2 million and $0.1 million tax expense for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.3 million tax expense for the six months ended June 30, 2015 and 2014, respectively.
(2) Unrecognized pension and other postretirement benefit (“OPEB”) costs, net of zero and $0.2 million tax benefit for the three months ended June 30, 2015 and 2014, respectively, and zero and $0.2 million tax benefit for the six months ended June 30, 2015 and 2014, respectively.
(3) Unrecognized pension and OPEB costs are primarily related to prior period pension and OPEB remeasurement recorded during the first quarter 2015.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Statements of Consolidated and Combined Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2015	2014
		Predecessor
Operating Activities
Net Income	$156.9	$151.9
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	66.4	58.6
Deferred income taxes and investment tax credits	31.9	47.6
Deferred revenue	(0.1)	2.0
Equity-based compensation expense and 401(k) profit sharing contribution	3.9	1.7
Gain on sale of assets	(11.8)	(17.8)
Income from unconsolidated affiliates	(29.1)	(20.9)
Loss from discontinued operations-net of taxes	0.3	0.5
Amortization of debt related costs	0.6	—
AFUDC equity	(8.5)	(4.3)
Distributions of earnings received from equity investees	27.9	12.9
Changes in Assets and Liabilities:
Accounts receivable	13.9	(25.2)
Accounts receivable-affiliated	1.7	19.1
Accounts payable	2.3	24.3
Accounts payable-affiliated	(26.9)	(17.7)
Customer deposits	1.0	75.2
Taxes accrued	(0.4)	(9.4)
Exchange gas receivable/payable	0.2	4.7
Other accruals	13.5	4.3
Prepayments and other current assets	7.8	20.5
Regulatory assets/liabilities	25.5	25.6
Postretirement and postemployment benefits	(15.5)	(11.1)
Deferred charges and other noncurrent assets	(2.2)	(3.3)
Other noncurrent liabilities	7.6	(0.8)
Net Operating Activities from Continuing Operations	266.9	338.4
Net Operating Activities used for Discontinued Operations	(0.1)	(1.0)
Net Cash Flows from Operating Activities	266.8	337.4
Investing Activities
Capital expenditures	(470.2)	(296.6)
Insurance recoveries	2.1	6.8
Change in short-term lendings-affiliated	(500.2)	(10.4)
Proceeds from disposition of assets	17.3	4.9
Distributions from (contributions to) equity investees	2.2	(54.8)
Other investing activities	(17.0)	(3.4)
Net Cash Flows used for Investing Activities	(965.8)	(353.5)
Financing Activities
Change in short-term borrowings	20.0	—
Change in short-term borrowings-affiliated	466.3	(312.6)
Issuance of long-term debt	2,745.9	—
Debt related costs	(22.5)	—
Issuance of long-term debt-affiliated	1,217.3	328.4
Payments of long-term debt-affiliated, including current portion	(2,806.0)	—
Proceeds from the issuance of common units, net of offering costs	1,168.4	—
Distribution of IPO proceeds to parent	(500.0)	—
Distribution to parent	(1,450.0)	—
Distribution to noncontrolling interest	(4.9)	—
Transfer from parent	0.8	—
Net Cash Flows from Financing Activities	835.3	15.8
Change in cash and cash equivalents	136.3	(0.3)
Cash and cash equivalents at beginning of period	0.5	0.4
Cash and Cash Equivalents at End of Period	$136.8	$0.1

The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of January 1, 2015	$4,210.8	$(34.5)	$—	$4,176.3
Net Income	140.8	—	16.1	156.9
Other comprehensive income, net of tax	—	7.8	—	7.8
Allocation of AOCI to noncontrolling interest	—	2.2	(2.2)	—
Issuance of common units of CPPL	—	—	1,168.4	1,168.4
Distribution of IPO proceeds to NiSource	(500.0)	—	—	(500.0)
Distribution to parent	(1,450.0)	—	—	(1,450.0)
Sale of interest in Columbia OpCo to CPPL(1)	227.1	—	(227.1)	—
Distribution to noncontrolling interest	—	—	(4.9)	(4.9)
Net transfers from NiSource	6.3	—	—	6.3
Balance as of June 30, 2015	$2,635.0	$(24.5)	$950.3	$3,560.8
(1) Represents the sale of an additional 8.4% limited partner interest in Columbia OpCo, recorded at the historical carrying value of Columbia OpCo’s net assets after giving effect to the $1,168.4 million equity contribution. This decreases the noncontrolling interest by the same amount it increases the net parent investment because the CPPL’s purchase price for its additional 8.4% interest in Columbia OpCo exceeded book value.
The accompanying Notes to Condensed Consolidated and Combined Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Columbia Pipeline Group, Inc. ("CPG") is a growth-oriented Delaware corporation formed by NiSource on September 26, 2014 to own, operate and develop a portfolio of pipelines, storage and related midstream assets. Together with the closing of CPPL's IPO, NiSource contributed its subsidiary CEG to CPG. CPG owns and operates, through its subsidiaries, approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. CPG indirectly owns the general partner of CPPL and all of CPPL’s incentive distribution rights. CPG did not have any material assets or liabilities as a separate corporate entity until the contribution from NiSource on February 11, 2015. As a result of this contribution, the financial statements for periods as of and subsequent to September 26, 2014 reflect the consolidated financial position, results of operations and cash flows for CPG. All periods prior to September 26, 2014 reflect the combined financial position, results of operations and cash flows for CPG's predecessor (the "Predecessor").
On June 2, 2015, NiSource announced that its board of directors had approved the separation of CPG from NiSource (the "Separation") through the distribution of CPG common stock to holders of NiSource common stock as of June 19, 2015 (the "Record Date"). On July 1, 2015, holders of NiSource common stock received one share of CPG common stock for each share of NiSource common stock held at 5:00 pm, Central Time, on the Record Date. Stockholders who were entitled to receive shares of CPG common stock in this distribution were not required to pay any cash or deliver any other consideration, including any shares of NiSource common stock, to receive shares of CPG common stock. As of July 1, 2015, CPG is an independent, publicly traded company, and NiSource does not retain any ownership interest in CPG. CPG began trading on the New York Stock Exchange on July 2, 2015.
CPG is engaged in regulated gas transportation and storage services for local distribution companies, marketers, producers and industrial and commercial customers located in northeastern, mid-Atlantic, Midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services, including gathering, treating, conditioning, processing, compression and liquids handling, and development of mineral rights positions. The regulated services are performed under a tariff at rates subject to FERC approval.
The Condensed Consolidated and Combined Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although CPG believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated and combined financial statements for the year ended December 31, 2014. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present CPG’s results of operations and financial position. Amounts reported in the Condensed Statements of Consolidated and Combined Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods.
CPG’s accompanying Condensed Consolidated and Combined Financial Statements (unaudited) have been prepared in accordance with GAAP on the basis of NiSource’s historical ownership of CPG’s assets and its operations. These financial statements include the accounts of the following subsidiaries: Columbia Gas Transmission, Columbia Gulf, Columbia Midstream, CEVCO, CNS Microwave, Crossroads, CPGSC, CEG, Columbia Remainder Corporation, CPP GP LLC, CPPL, OpCo GP, Columbia OpCo and CPG. Also included in the Condensed Consolidated and Combined Financial Statements (unaudited) are equity method investments Hardy Storage, Millennium Pipeline, and Pennant. All intercompany transactions and balances have been eliminated.
2.    CPPL Initial Public Offering
On December 5, 2007, NiSource formed CPPL (NYSE: CPPL) to own, operate and develop a portfolio of pipelines, storage and related assets.
On February 11, 2015, CPPL completed its offering of 53.8 million common units representing limited partner interests, constituting 53.5% of CPPL's outstanding limited partner interests. CPPL received $1,168.4 million of net proceeds from IPO. CPG owns the general partner of CPPL, all of CPPL's subordinated units and the incentive distribution rights. The assets of CPPL consist of a 15.7% limited partner interest in Columbia OpCo, which prior to the Separation, consisted of substantially all of NiSource's Columbia Pipeline Group Operations segment. The operations of CPPL will be consolidated in CPG’s results. As of June 30, 2015,

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

the portion of CPPL owned by the public is reflected as a noncontrolling interest in the Condensed Consolidated and Combined Financial Statements (unaudited).
The table below summarizes the effects of changes in CPG’s ownership interest in Columbia OpCo on equity:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2015	2015
Net income attributable to CPG	$50.8	$140.8
Increase in CPG’s net parent investment for the sale of 8.4% of Columbia OpCo	—	227.1
Change from net income attributable to CPG and transfers to noncontrolling interest	$50.8	$367.9
3.    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB extended the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption not permitted. CPG is currently evaluating the impact the adoption of ASU 2014-09 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. CPG is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. CPG is required to adopt ASU 2015-03 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-03 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. CPG is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

4.    Transactions with Affiliates

In the normal course of business, CPG engages in transactions with subsidiaries of NiSource, which prior to the Separation were deemed to be affiliates of CPG. These affiliate transactions are summarized in the tables below:

Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Transportation revenues	$18.5	$18.8	$47.5	$47.4
Storage revenues	12.9	13.2	26.2	26.9
Other revenues	0.1	0.1	0.2	0.2
Operation and maintenance expense	24.9	29.3	52.9	57.8
Interest expense	11.0	12.6	29.3	24.7
Interest income	3.4	0.2	4.4	0.3

Balance Sheet.

(in millions)	June 30, 2015	December 31, 2014
Accounts receivable	$678.8	$180.0
Current portion of long-term debt	—	115.9
Short-term borrowings	718.9	252.5
Accounts payable	29.6	53.6
Long-term debt	—	1,472.8
Transportation, Storage and Other Revenues. CPG provides natural gas transportation, storage and other services to subsidiaries of NiSource.
Operation and Maintenance Expense. CPG receives executive, financial, legal, information technology and other administrative and general services from an affiliate, NiSource Corporate Services. Expenses incurred as a result of these services consist of employee compensation and benefits, outside services and other expenses. CPG is charged directly or allocated using various allocation methodologies based on a combination of gross fixed assets, total operating expense, number of employees and other measures. Management believes the allocation methodologies are reasonable. However, these allocations and estimates may not represent the amounts that would have been incurred had the services been provided by an outside entity.
Interest Expense and Income. For the three months ended June 30, 2015 and 2014, CPG was charged interest for long-term debt of $12.0 million and $13.9 million, respectively, offset by associated AFUDC of $1.4 million and $2.0 million, respectively. For the six months ended June 30, 2015 and 2014, CPG was charged interest for long-term debt of $31.0 million and $26.1 million, respectively, offset by associated AFUDC of $2.4 million and $3.2 million, respectively.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the closing date of CPPL’s IPO. The money pool is available for Columbia OpCo and its subsidiaries’ general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL’s IPO, the subsidiaries of CPG participated in a similar money pool agreement with NiSource Finance. NiSource Corporate Services administers the money pools. The cash accounts maintained by the subsidiaries of Columbia OpCo and CPG are swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. The amount of interest expense and income for short-term borrowings is determined by the net position of each subsidiary in the money pool. The money pool weighted-average interest rate at June 30, 2015 and 2014 was 1.21% and 0.64%, respectively. For the three months ended June 30, 2015 and 2014, the interest expense for short-term borrowings charged was $0.4 million and $0.7 million, respectively. For the six

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

months ended June 30, 2015 and 2014, the interest expense for short-term borrowings charged was $0.7 million and $1.8 million, respectively.
Accounts Receivable. CPG includes in accounts receivable amounts due from the money pool discussed above of $645.9 million and $125.0 million at June 30, 2015 and December 31, 2014, respectively, for subsidiaries in a net deposit position. Also included in the balance at June 30, 2015 and December 31, 2014 are amounts due from subsidiaries of NiSource for transportation and storage services of $32.9 million and $28.8 million, respectively. Net cash flows related to the money pool receivables are included as Investing Activities on the Condensed Statements of Consolidated and Combined Statements of Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings.  The subsidiaries of CPG entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. The CPG revolving credit agreement became effective at the completion of the Separation. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG’s revolving credit facility. As guarantors and restricted subsidiaries, CEG, OpCo GP and Columbia OpCo are subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens, consolidate, merge or transfer all or substantially all of their assets, make certain investments or restricted payments, modify certain material agreements, engage in certain types of transactions with affiliates, dispose of assets, and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo’s partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo’s business. In addition, subject to Delaware law, the board of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At June 30, 2015, neither CPG nor its consolidated subsidiaries had any restricted net assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to CPG. CPG’s revolving credit agreement also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
The balance of Short-term Borrowings at June 30, 2015 and December 31, 2014 of $718.9 million and $252.5 million, respectively, includes those subsidiaries of CPG in a net borrower position of the NiSource Finance money pool discussed above. Net cash flows related to Short-term Borrowings are included as Financing Activities on the Condensed Statements of Consolidated and Combined Cash Flows (Unaudited).
Accounts Payable. The affiliated accounts payable primarily includes amounts due for services received from NiSource Corporate Services and interest payable to NiSource Finance.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Long-term Debt. CPG’s long-term financing requirements prior to the private placement of senior notes on May 22, 2015 were satisfied through borrowings from NiSource Finance. CPG used a portion of net proceeds from the senior notes to repay approximately $1,087.3 million of intercompany debt and short-term borrowings, net of amounts due from the money pool, between CPG and NiSource Finance. Details of the affiliated long-term debt balance are summarized in the table below:

Origination Date	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
(in millions)				Predecessor
November 28, 2005(1)	5.41%	November 30, 2015	$—	$115.9
November 28, 2005	5.45%	November 28, 2016	—	45.3
November 28, 2005	5.92%	November 28, 2025	—	133.5
November 28, 2012	4.63%	November 28, 2032	—	45.0
November 28, 2012	4.94%	November 30, 2037	—	95.0
December 19, 2012	5.16%	December 21, 2037	—	55.0
November 28, 2012	5.26%	November 28, 2042	—	170.0
December 19, 2012	5.49%	December 18, 2042	—	95.0
December 9, 2013(2)	4.75%	December 31, 2016	—	834.0
Total Long-term Debt			$—	$1,588.7
(1) The debt balance for the note originating on November 28, 2005 and maturing on November 30, 2015 is included in "Current portion of long-term debt-affiliated" on the Condensed Consolidated Balance Sheets as of December 31, 2014.
(2) CPG may borrow at any time from the origination date to the maturity date not to exceed $2.6 billion. The note carries a variable interest rate of prime plus 150 basis points. All funds borrowed on the note are due December 31, 2016.

Dividends. During the six months ended June 30, 2015, CPG distributed $500.0 million of the proceeds from CPPL’s IPO to NiSource as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo and $1,450.0 million of proceeds related to the issuance of senior notes in May 2015. CPG paid no dividends to NiSource in the six months ended June 30, 2014. There were no restrictions on the payment by CPG of dividends to NiSource.

5.    Short-Term Borrowings
CPG Revolving Credit Facility. On December 5, 2014, CPG entered into a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. The revolving credit facility became effective as of the Separation. CPG expects that $750.0 million of this facility will be utilized as credit support for Columbia OpCo and its subsidiaries and the remaining $750.0 million of this facility will be available for CPG’s general corporate purposes, including working capital.
Obligations under the CPG revolving credit facility are unsecured. Loans under the CPG revolving credit facility will bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of JPMorgan Chase Bank, N.A., or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPG’s revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to CPG’s credit rating.
Revolving indebtedness under the CPG credit facility will rank equally with all of CPG’s outstanding unsecured and unsubordinated debt. CEG, OpCo GP and Columbia OpCo have each fully guaranteed the CPG credit facility. The CPG revolving credit facility contains various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo's partnership agreement, it is required

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo’s business. In addition, subject to Delaware law, the board of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At June 30, 2015, neither CPG nor its consolidated subsidiaries had any restricted net assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to CPG. The CPG revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million.
The CPG revolving credit facility also contains certain financial covenants that require CPG to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for any period of four consecutive fiscal quarters (each, a “test period”) ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017, and during a Specified Acquisition Period (as defined in the CPG revolving credit facility), the leverage ratio may not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPG or any guarantor.
As of June 30, 2015, CPG had no borrowings outstanding and issued no letters of credit under the revolving credit facility.
CPPL Revolving Credit Facility. On December 5, 2014, CPPL entered into a $500.0 million senior revolving credit facility, of which $50.0 million in letters of credit is available. The revolving credit facility became effective at the closing of CPPL's IPO. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
CPPL’s obligations under the revolving credit facility are unsecured. The loans thereunder bear interest at CPPL’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of Wells Fargo Bank, National Association or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (“LIBOR”), plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. The revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
The revolving indebtedness under CPPL's credit facility ranks equally with all CPPL’s outstanding unsecured and unsubordinated debt. CPG, CEG, OpCo GP and Columbia OpCo have each fully guaranteed CPPL's credit facility.
CPPL’s revolving credit facility contains various covenants and restrictive provisions which, among other things, limit CPPL’s ability and CPPL’s restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of CPPL’s assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by CPPL’s organizational documents. The restricted payment provision does not prohibit CPPL or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the CPPL revolving credit agreement), and neither CPPL nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. In particular, in accordance with CPPL's partnership agreement, the general partner has adopted a policy that CPPL will make quarterly cash distributions in amounts equal to at least the minimum quarterly distributions of $0.1675 on each common and subordinated unit. However, the determination to make any distributions of cash is subject to the discretion of the general partner. At June 30, 2015, neither CPPL nor its consolidated subsidiaries had any restricted net assets. If CPPL fails to perform the obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. CPPL’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness it may have with an outstanding principal amount in excess of $50.0 million.
The revolving credit facility also contains certain financial covenants that require CPPL to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the period of four consecutive fiscal quarters (“test period”) ending December 31,

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
As of June 30, 2015, CPPL had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.

6.    Long-Term Debt

Senior notes issuance. On May 22, 2015, CPG closed its private placement of $2,750.0 million in aggregated principal amount of its senior notes, comprised of $500.0 million of 2.45% senior notes due 2018 (the “2018 Notes”), $750.0 million of 3.30% senior notes due 2020 (the “2020 Notes”), $1,000.0 million of 4.50% senior notes due 2025 (the “2025 Notes”) and $500.0 million of 5.80% senior notes due 2045 (the “2045 Notes” and, together with the 2018 Notes, 2020 Notes and 2025 Notes, the “Notes”). The Notes were issued at a discount, for net proceeds of approximately $2,722.2 million after deducting the Initial Purchasers’ discount and estimated offering expenses of CPG.
Indenture. The Notes are governed by an Indenture, dated as of May 22, 2015 (the “Indenture”), entered into by CPG and the certain subsidiary guarantors named therein (the "Guarantors") with U.S. Bank National Association, as trustee (the “Trustee”).
The initial Guarantors are three wholly owned subsidiaries of CPG, CEG, Columbia OpCo and OpCo GP. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Guarantors. Each guarantee of CPG’s obligations under the Notes is a direct, unsecured and unsubordinated obligation of the applicable Guarantor and has the same ranking with respect to indebtedness of that Guarantor as the Notes have with respect to CPG’s indebtedness.
The Indenture governing the Notes contains covenants that, among other things, limit the ability of CPG and certain of its subsidiaries to incur liens, to enter into sale and lease-back transactions and to enter into mergers, consolidations or transfers of all or substantially all of their assets. The Indenture also contains customary events of default.
The 2018 Notes will mature on June 1, 2018, the 2020 Notes will mature on June 1, 2020, the 2025 Notes will mature on June 1, 2025 and the 2045 Notes will mature on June 1, 2045. Interest on the Notes of each series will be payable semi-annually in arrears on June 1 and December 1, commencing on December 1, 2015.
Registration Rights Agreement. In connection with the private placement of the Notes, CPG and the Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Initial Purchasers, pursuant to which CPG and the Guarantors agreed to file, and use their reasonable best efforts to cause to become effective, an exchange offer registration statement with the SEC and to consummate an exchange offer within 360 days after the date of issuance of the Notes pursuant to which holders of each series of the Notes can exchange the Notes issued in the offering for registered notes having the same terms as the Notes. Under certain circumstances set forth in the Registration Rights Agreement, in lieu of a registered exchange offer, CPG and the Guarantors must file, and use reasonable best efforts to cause to become effective, a shelf registration statement for the resale of the Notes. If CPG fails to satisfy these obligations on a timely basis, the annual interest borne by the Notes will be increased by up to 0.50% per annum until the exchange offer is completed or the shelf registration statement is declared effective.
7.    Gain on Sale of Assets
CPG recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended June 30, 2015 and 2014, gains on conveyances amounted to $8.3 million and $0.3 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). For the six months ended June 30, 2015 and 2014, gains on conveyances amounted to $13.6 million and $17.8 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated and Combined Operations (unaudited). As of June 30, 2015 and December 31, 2014, deferred gains of approximately $10.9 million and $19.6 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
8.    Goodwill
CPG tests its goodwill for impairment annually as of May 1 unless indicators, events or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by operating

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

segment management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage, all of which have been designated as components and aggregated based on the regulated nature of their operations and similar economic characteristics (e.g., the offering of FERC-regulated pipeline transportation and storage services to LDCs, municipal utilities, direct industrial users, electric power generators and marketers). All of the goodwill relates to NiSource’s acquisition of CEG in 2000. CPG’s goodwill assets at June 30, 2015 were $1,975.5 million.
CPG completed a quantitative (“step 1”) fair value measurement of the reporting unit during the May 1, 2012 goodwill test. The test indicated that the fair value of the reporting unit substantially exceeded the carrying value, indicating that no impairment existed.
GAAP allows entities testing goodwill for impairment the option of performing a qualitative (“step 0”) assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If a step 0 assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount.
CPG applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2015. For the current year test, CPG assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its base line May 1, 2012 step 1 fair value measurement. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
CPG considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment test during the second quarter of 2015.
9.    Asset Retirement Obligations

Changes in CPG’s liability for asset retirement obligations for the six months ended June 30, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
		Predecessor
Balance as of January 1,	$23.2	$26.3
Accretion expense	0.6	0.8
Additions	0.4	2.0
Settlements	—	—
Change in estimated cash flows	—	(0.2)
Balance as of June 30,	$24.2	$28.9
CPG's asset retirement obligations above relate to the modernization program of pipelines and transmission facilities, the retiring of offshore facilities, polychlorinated biphenyl ("PCB") remediation and asbestos removal at several compressor and measuring stations. CPG recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations; however, the lives of these wells are indeterminable until management establishes plans for closure.
10.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In January 2015, Columbia Gas Transmission commenced the third year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to invest approximately $300 million in modernization investments during the year. Recovery of approximately $320 million of investments made in 2014 began on February 1, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 4 of the Natural Gas Act. However, certain operating costs of the Columbia OpCo regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Gas Transmission's long-term plan to modernize its interstate transmission system as discussed above.

11.    Equity Method Investments
Certain investments of CPG are accounted for under the equity method of accounting. Income and losses from Millennium Pipeline, Hardy Storage and Pennant are reflected in “Equity Earnings in Unconsolidated Affiliates” on the Condensed Statements of Consolidated and Combined Operations (unaudited). These investments are integral to CPG’s business. Contributions are made to these equity investees to fund CPG’s share of capital projects.
Columbia Gas Transmission made no contributions to Millennium Pipeline for the three months ended June 30, 2015 and 2014. Millennium Pipeline distributed $7.6 million and $4.8 million of earnings to Columbia Gas Transmission during the three months ended June 30, 2015 and 2014, respectively. Columbia Gas Transmission made no contributions to Millennium Pipeline for the six months ended June 30, 2015 and contributed $2.6 million for the six months ended June 30, 2014. Millennium Pipeline distributed $24.2 million and $11.9 million of earnings to Columbia Gas Transmission during the six months ended June 30, 2015 and 2014, respectively.
No contributions were made to Hardy Storage during the three months ended June 30, 2015 and 2014. Hardy Storage distributed $0.5 million of earnings to NiSource during each of the three months ended June 30, 2015 and 2014, respectively. No contributions were made to Hardy Storage during the six months ended June 30, 2015 and 2014. Hardy Storage distributed $1.0 million of earnings to NiSource during the six months ended June 30, 2015 and 2014, respectively.
No contributions were made to Pennant for the three months ended June 30, 2015 and contributions of $23.8 million were made for the three months ended June 30, 2014. Pennant distributed $1.5 million of earnings and returned $0.9 million of capital to Columbia Midstream during the three months ended June 30, 2015. No distributions were received from Pennant during the three months ended June 30, 2014. No contributions were made to Pennant for the six months ended June 30, 2015 and contributions of $52.2 million were made for the six months ended June 30, 2014. Pennant distributed $2.7 million of earnings and returned $2.2 million of capital to Columbia Midstream during the six months ended June 30, 2015. No distributions were received from Pennant during the six months ended June 30, 2014.

12.    Income Taxes
CPG’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2015 and 2014 were 32.2% and 36.8%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 33.9% and 37.3%, respectively. The effective tax rate for 2014 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences and income received following CPPL’s IPO that is not subject to income tax at the partnership level. The effective tax rate is impacted by CPPL’s IPO which modified the ownership structure and now reflects CPPL earnings for which the noncontrolling public limited partners are directly responsible for the related income taxes. CPG consolidates the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings but excludes the related tax provision.

13.    Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover employees of CPG. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees of CPG. The majority of

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

employees may become eligible for these benefits if they reach retirement age while working for CPG. The expected cost of such benefits is accrued during the employees’ years of service. Current rates charged to customers of CPG include postretirement benefit costs. Cash contributions are remitted to grantor trusts.
CPG is a participant in the consolidated NiSource defined benefit retirement plans (the Plans), and therefore, CPG is allocated a ratable portion of NiSource’s grantor trusts for the Plans in which its employees and retirees participate. As a result, CPG follows multiple employer accounting under the provisions of GAAP.
For the six months ended June 30, 2015, CPG has made no contributions to its pension plans and contributed $3.0 million to its other postretirement benefit plans.
The following table provides the components of CPG's allocation of net periodic benefits cost for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.4	$1.2	$0.3	$0.3
Interest cost	3.5	4.0	1.1	1.1
Expected return on assets	(7.0)	(6.8)	(4.6)	(4.1)
Amortization of prior service credit	(0.3)	(0.3)	(0.1)	—
Recognized actuarial loss	2.3	1.8	—	—
Total Net Periodic Benefit Income	$(0.1)	$(0.1)	$(3.3)	$(2.7)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Components of Net Periodic Benefit Cost (Income)
Service cost	$2.7	$2.4	$0.6	$0.6
Interest cost	7.0	7.9	2.3	2.3
Expected return on assets	(14.0)	(13.7)	(9.2)	(8.3)
Amortization of prior service credit	(0.6)	(0.5)	(0.3)	—
Recognized actuarial loss	4.7	3.7	—	—
Total Net Periodic Benefit Income	$(0.2)	$(0.2)	$(6.6)	$(5.4)
14.    Fair Value
CPG has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, customer deposits, short-term borrowings and short-term borrowings-affiliated. CPG's long-term debt and long-term debt-affiliated are recorded at historical amounts.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term debt and long-term debt-affiliated. The fair values of these securities are estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the six months ended June 30, 2015 and for the year ended December 31, 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2015	Estimated Fair Value as of June 30, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
Current portion of long-term debt-affiliated	$—	$—	$115.9	$120.0
Long-term debt	2,745.9	2,723.8	—	—
Long-term debt-affiliated	—	—	1,472.8	1,550.4

15.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, CPG and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a parent or subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2015 and the years in which they expire were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Guarantees of debt	$2,750.0	$—	$—	$—	$500.0	$—	$2,250.0
Lines of credit	20.0	20.0	—	—	—	—	—
Other guarantees	2.6	—	2.6	—	—	—	—
Total commercial commitments	$2,772.6	$20.0	$2.6	$—	$500.0	$—	$2,250.0

Guarantees of Debt. Certain of CPG's subsidiaries, including OpCo GP, Columbia OpCo and CEG have guaranteed payment of $2,750.0 million in aggregated principal amount of CPG's senior notes. Each guarantor of CPG's obligations is required to comply with covenants under the debt indenture and in the event of default the guarantors would be obligated to pay the debt's principal and related interest. CPG does not anticipate its subsidiaries will have any difficulty maintaining compliance.

Lines and Letters of Credit. CPPL maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures, and the funding of capital calls. As of June 30, 2015, CPPL had $20.0 million in outstanding borrowings and no letters of credit under the revolving credit facility.
B.    Other Legal Proceedings. In the normal course of its business, CPG has been named as a defendant in various legal proceedings. In the opinion of CPG, the ultimate disposition of these currently asserted claims will not have a material impact on CPG’s condensed consolidated and combined financial statements.
C.    Environmental Matters. CPG’s operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. CPG believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary permits to conduct its operations.
It is CPG’s continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that CPG will not incur fines and penalties.
As of June 30, 2015 and December 31, 2014, CPG recorded an accrual of approximately $8.8 million and $14.3 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in “Legal and environmental” in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets (unaudited). CPG accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. As of the date of these financial statements, these expenditures are not estimable at some sites. CPG periodically adjusts its accrual as information is collected and estimates become more refined.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Air
National Ambient Air Quality Standards. The federal CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by electric generation, gas distribution, and gas transmission operations.
The following NAAQS were recently added or modified:
Ozone: On November 25, 2014, the EPA proposed to lower the 8-hour ozone standard from 75 ppb to within a range of 65-70 ppb. If the standard is finalized and the EPA proceeds with designations, areas where CPG operates currently designated as attainment may be re-classified as non-attainment. CPG will continue to monitor this matter and cannot estimate its impact at this time.
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some CPG combustion sources. The EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances, emissions from some existing CPG combustion sources may need to be assessed and mitigated. CPG will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Waste
CPG has cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. The total liability related to these sites was $6.5 million and $12.5 million at June 30, 2015 and December 31, 2014, respectively. The liability represents CPG’s best estimate of the cost to remediate the facilities.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2015	$(14.2)	$(10.9)	$(25.1)
Other comprehensive income before reclassifications	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive income	0.3	—	0.3
Net current-period other comprehensive income	0.3	0.3	0.6
Balance as of June 30, 2015	$(13.9)	$(10.6)	$(24.5)

Six Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(17.9)	$(34.5)
Other comprehensive income before reclassifications	—	7.2	7.2
Amounts reclassified from accumulated other comprehensive income	0.5	0.1	0.6
Net current-period other comprehensive income	0.5	7.3	7.8
Allocation of accumulated other comprehensive loss to noncontrolling interest	2.2	—	2.2
Balance as of June 30, 2015	$(13.9)	$(10.6)	$(24.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Three Months Ended June 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
	Predecessor
Balance as of April 1, 2014	$(17.4)	$(8.2)	$(25.6)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.3	(0.2)	0.1
Net current-period other comprehensive income	0.3	(0.2)	0.1
Balance as of June 30, 2014	$(17.1)	$(8.4)	$(25.5)

Six Months Ended June 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
	Predecessor
Balance as of January 1, 2014	$(17.6)	$(8.2)	$(25.8)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	0.5	(0.2)	0.3
Net current-period other comprehensive (loss) income	0.5	(0.2)	0.3
Balance as of June 30, 2014	$(17.1)	$(8.4)	$(25.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

Equity Investment
Millennium Pipeline is an equity method investment, and, therefore, CPG is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at June 30, 2015 of $13.9 million, after tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $13.9 million, after tax, and $16.6 million, after tax, at June 30, 2015 and December 31, 2014, respectively, is included in gains and losses on cash flow hedges above.
17.    Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
AFUDC Equity	$5.0	$2.7	$8.5	$4.3
Miscellaneous	0.3	—	1.4	0.3
Total Other, net	$5.3	$2.7	$9.9	$4.6
18.    Supplemental Cash Flow Information
The following table provides additional information regarding CPG’s Condensed Statements of Consolidated and Combined Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014:

(in millions)	2015	2014
		Predecessor
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$184.5	$94.0
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$39.7	$21.4
Cash paid for income taxes	27.8	34.4
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheet (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated and Combined Financial Statements (unaudited) (continued)

19.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party, accounted for greater than 10% of total operating revenues for the three and six months ended June 30, 2015 and 2014. The following tables provide the customer's operating revenues and percentage of total operating revenues for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
			Predecessor
Columbia Gas of Ohio(1)	$36.2	11.5%	$36.0	10.5%

Six Months Ended June 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
			Predecessor
Columbia Gas of Ohio(1)	$85.1	13.0%	$83.6	12.1%
(1) Represents the gross amount of revenue contracted for with Columbia Gas of Ohio and, therefore, subject to risk at the loss of this customer. Columbia Gas of Ohio has entered into certain capacity release arrangements with third parties which ultimately can decrease the net revenue amount we receive from Columbia Gas of Ohio in any given period.
There was no other single customer that accounted for greater than 10% of operating revenues for the three and six months ended June 30, 2015 and 2014. The loss of a significant portion of operating revenues from this customer would have a material adverse effect on the business of CPG.
20.     Subsequent Events
Separation. On June 2, 2015, NiSource's board of directors approved the distribution of all the shares of CPG common stock to holders of NiSource common stock. In order to allow NiSource to effect the Separation, CPG requested, and the SEC declared effective, the registration statement on Form 10 on June 2, 2015.

In May 2015, CPG received approximately $2,722.2 million of cash from the private placement of senior notes, then used a portion of those proceeds to repay approximately $1,087.3 million of intercompany debt and short-term borrowings, net of amounts due from the money pool, between CPG and NiSource and make a cash distribution of approximately $1,450.0 million to NiSource. On July 1, 2015, NiSource distributed 317.6 million shares, one share of CPG common stock for every one share of NiSource common stock held by NiSource shareholders of record as of the close of business on June 19, 2015, the record date of the distribution. At the close of business on July 1, 2015, CPG became an independent, publicly traded company as a result of the distribution. CPG's common stock began trading "regular-way" under the ticker symbol "CPGX" on the NYSE on July 2, 2015.

Gain on Conveyances. On December 29, 2014, CEVCO finalized an agreement with CNX Gas Company LLC, a wholly owned subsidiary of CONSOL Energy, to lease approximately 20,000 acres of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. Under the terms of the agreement, on July 1, 2015, CEVCO conveyed acres to CNX resulting in a bonus payment of $35.8 million. This amount will be recorded as a gain on conveyances in the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Columbia Pipeline Group, Inc.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this "Form 10-Q") to “we,” “us,” “our,” the “Company” and “CPG” refer to Columbia Pipeline Group, Inc., a Delaware corporation, and its consolidated subsidiaries including CEG and CPPL.

This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated and combined interim financial statements and the notes thereto and our consolidated and combined financial statements and notes thereto included in our Information Statement.
Note regarding forward-looking statements
This Form 10-Q contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this report.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in our registration statement on Form 10 originally filed with the SEC on February 6, 2015, as amended and declared effective on June 3, 2015 (the "Form 10") and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Separation
On July 1, 2015, we successfully completed a separation from NiSource, into a stand-alone publicly traded company (the "Separation"). The Separation resulted in two independent energy infrastructure companies: NiSource, a fully regulated natural gas and electric utilities company, and CPG, a company focused solely on natural gas pipeline, midstream and storage activities.
Executive Overview
We are a growth-oriented Delaware corporation formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets.
We own approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. Our revenue, excluding revenues generated from cost recovery under certain regulatory tracker mechanisms, which we refer to as “tracker-related revenues,” generated under firm revenue contracts was 95% and 94% for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, these contracts had a weighted average remaining contract life of 5.4 years. We own these assets through Columbia OpCo, a partnership between our wholly owned subsidiary CEG and CPPL.
We expect the revenues generated from our businesses will increase as we execute on our significant portfolio of organic growth opportunities. We plan that a portion of these costs will be financed through issuances of additional limited partner interests in CPPL.
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions:

•
West Side Expansion (Columbia Gulf-Bi-Directional). This project will increase capacity by up to 540,000 Dth/d to transport Marcellus production originating in West Virginia to Gulf Coast markets on the Columbia Gulf system. A portion of the project was placed in service in the fourth quarter of 2014 and the remaining portion will be placed in service in the third quarter of 2015. The total investment for the project is $113 million.

•
Chesapeake LNG. This approximately $28 million project was placed into service the second quarter of 2015 and replaced 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives.

•
Big Pine Expansion. We are investing approximately $65 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. We expect the project piping to be placed in service in the third quarter of 2015 and the compression to be placed in service in 2016.

•
East Side Expansion. We have received FERC authorization to construct facilities to provide access for production from the Marcellus shale to northeastern and mid-Atlantic markets. The approximately $275 million project will add 312,000 Dth/d of capacity and is expected to be placed in service in the fourth quarter of 2015.

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. We expect to invest approximately $120 million through 2018 with initial project in-service in the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•
Kentucky Power Plant Project. We expect to invest approximately $25 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed in service in the second quarter of 2016.

•
Utica Access Project. We expect to invest approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Utica production access to liquid trading points on Columbia Gas Transmission's system. This project is expected to be placed in service in the fourth quarter of 2016.

•
Gibraltar Project. We expect to invest approximately $275 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service in the third quarter of 2016.

•
Leach XPress. This project will provide approximately 1.5 MMDth/d of capacity from the Marcellus and Utica production regions to the Leach compressor station located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Gas Transmission system. We expect the project, which involves an estimated investment of $1.4 billion, to be placed in service in the fourth quarter of 2017.

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $380 million, to be placed in service in the fourth quarter of 2017.

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed in service in the fourth quarter of 2017.

•
Cameron Access Project. This project, which involves an investment of approximately $310 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed in service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $850 million, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed in service in the fourth quarter of 2018.

•
Mountaineer XPress. This approximately $2.0 billion project will provide new takeaway capacity for Marcellus and Utica production. The project, which is expected to be placed in service in the fourth quarter of 2018, will provide up to 2.7 MMDth/d of firm transportation capacity on the Columbia Gas Transmission system.

•
Gulf XPress. Gulf XPress will provide 860,000 Dth/d of firm transportation capacity for Marcellus and Utica production on the Columbia Gulf system. This project involves an investment of approximately $0.7 billion and is expected to be placed in service in the fourth quarter of 2018.

Finally in 2013, Columbia Gas Transmission and its customers entered into a modernization settlement that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission expects to invest approximately $300 million under the modernization program in 2015.
Items Affecting Comparability of our Financial Results
The historical financial results discussed below may not be comparable to our future financial results for the following reasons:

•	Following the Separation, we anticipate incurring incremental general and administrative expenses as a result of being a public company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•	Following the Separation, amounts reflected in our historical consolidated financial statements as revenue from affiliates will be reclassified to unaffiliated third-party revenue.

•
We have entered into two revolving credit facilities—the $500 million CPPL revolving credit facility, which became effective upon the closing of CPPL's IPO, and our $1,500 million revolving credit facility, which became effective at the time of the Separation. As of June 30, 2015, CPPL had borrowed $20.0 million under its revolving credit facility and we had no borrowings and issued no letters of credit under the revolving credit facility. In addition, prior to the Separation, we sold $2,750.0 million of senior unsecured notes. The net proceeds of $2,722.2 million from that offering were used to repay $1,087.3 million of intercompany debt and pay a $1,450.0 million special dividend to NiSource. As a result, interest expense incurred on intercompany debt will be eliminated and replaced with interest expense on our credit facilities and our notes.

•
We own a 46.5% interest in CPPL. We control CPPL through our ownership of its general partner. Our financial statements after the Separation consolidate all of CPPL’s financial results with ours in accordance with GAAP. Consequently, our future consolidated financial statements will include CPPL as a consolidated subsidiary, and the public’s 53.5% interest will be reflected as a non-controlling interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Results of Operations
Three and Six Months Ended June 30, 2015
The following schedule presents our historical consolidated and combined key operating and financial metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Operating Revenues
Transportation revenues	$237.8	$260.5	$486.2	$507.4
Transportation revenues-affiliated	18.5	18.8	47.5	47.4
Storage revenues	36.2	36.0	72.8	72.3
Storage revenues-affiliated	12.9	13.2	26.2	26.9
Other revenues	10.7	15.0	23.4	35.3
Total Operating Revenues	316.1	343.5	656.1	689.3
Operating Expenses
Operation and maintenance	151.1	175.6	269.5	312.8
Operation and maintenance-affiliated	24.9	29.3	52.9	57.8
Depreciation and amortization	33.9	28.8	66.4	58.6
Gain on sale of assets	(6.5)	(0.3)	(11.8)	(17.8)
Property and other taxes	19.1	17.3	38.2	35.8
Total Operating Expenses	222.5	250.7	415.2	447.2
Equity Earnings in Unconsolidated Affiliates	13.7	11.1	29.1	20.9
Operating Income	107.3	103.9	270.0	263.0
Other Income (Deductions)
Interest expense	(12.9)	—	(12.9)	—
Interest expense-affiliated	(11.0)	(12.6)	(29.3)	(24.7)
Other, net	5.3	2.7	9.9	4.6
Total Other Deductions, net	(18.6)	(9.9)	(32.3)	(20.1)
Income from Continuing Operations before Income Taxes	88.7	94.0	237.7	242.9
Income Taxes	28.6	34.6	80.5	90.5
Income from Continuing Operations	60.1	59.4	157.2	152.4
Loss from Discontinued Operations-net of taxes	(0.3)	(0.3)	(0.3)	(0.5)
Net Income	$59.8	$59.1	$156.9	$151.9
Less: Net income attributable to noncontrolling interest	9.0		16.1
Net income attributable to CPG	$50.8		$140.8
Throughput (MMDth)
Columbia Gas Transmission	315.1	293.9	812.4	759.8
Columbia Gulf	137.3	145.4	283.0	330.3
Crossroads	3.5	3.5	8.6	9.2
Total	455.9	442.8	1,104.0	1,099.3

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating Revenues. Operating revenues were $316.1 million for the second quarter of 2015, a decrease of $27.4 million from the same period in 2014. The decrease in operating revenues was due primarily to decreased revenue of $48.1 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense. This decrease was partially offset by increased revenue of $25.0 million primarily from the CCRM, the West Side Expansion growth project and other new contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Operating Expenses. Operating expenses were $222.5 million for the second quarter of 2015, a decrease of $28.2 million from the same period in 2014. The decrease in operating expenses was primarily due to $48.1 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and higher gains on the sale of assets of $6.2 million. These decreases were partially offset by higher outside service costs of $7.7 million, increased employee and administrative expenses of $7.3 million and higher depreciation of $5.1 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $13.7 million for the second quarter of 2015, an increase of $2.6 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service.
Other Income (Deductions). Other income (deductions) in the second quarter of 2015 reduced income by $18.6 million compared to a reduction in income of $9.9 million in the same period in 2014. The increase was primarily due to an increase in interest expense resulting from the issuance of long-term debt in May 2015, partially offset by the equity portion of AFUDC.
Income Taxes. The effective income tax rates were 32.2% and 36.8% in the second quarter of 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences and income received following CPPL’s IPO that is not subject to income tax at the partnership level.
Throughput. Throughput totaled 455.9 MMDth for the second quarter of 2015, compared to 442.8 MMDth for the same period in 2014. The increase of 13.1 MMDth is primarily due to increased transportation of Marcellus and Utica natural gas production and increased deliveries to the power generation plants of the LDCs.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Operating Revenues. Operating revenues were $656.1 million for the six months ended June 30, 2015, a decrease of $33.2 million from the same period in 2014. The decrease in operating revenues was due primarily to decreased revenue of $75.5 million attributable to recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and decreased mineral rights royalty revenue of $4.1 million. These decreases were partially offset by increased revenue of $55.7 million primarily from the CCRM, the West Side Expansion and Warren County projects and other new contracts.
Operating Expenses. Operating expenses were $415.2 million for the six months ended June 30, 2015, a decrease of $32.0 million from the same period in 2014. The decrease in operating expenses was primarily due to $75.5 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues. This decrease was partially offset by higher employee and administrative expenses of $14.8 million, increased outside service costs of $9.7 million and higher depreciation of $7.8 million. Additionally, there was a reduction in the gain on the sale of assets of $6.0 million and increased other taxes of $2.3 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $29.1 million for the six months ended June 30, 2015, an increase of $8.2 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service and new compression assets being placed into service at Millennium Pipeline.
Other Income (Deductions). Other income (deductions) for the six months ended June 30, 2015 reduced income by $32.3 million compared to a reduction in income of $20.1 million in the same period in 2014. The increase was primarily due to an increase in interest expense resulting from the issuance of long-term debt in May 2015, partially offset by the equity portion of AFUDC.
Income Taxes. The effective income tax rates were 33.9% and 37.3% for the six months ended June 30, 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences and income received following CPPL’s IPO that is not subject to income tax at the partnership level.
Throughput. Throughput for the Columbia Pipeline Group Operations segment totaled 1,104.0 MMDth for the six months ended June 30, 2015, compared to 1,099.3 MMDth for the same period in 2014. The increase of 4.7 MMDth is primarily due to increased transportation of Marcellus and Utica natural gas production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Non-GAAP Financial Measures
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees and one-time transition costs, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments and costs associated with the Separation. We define Distributable Cash Flow as Adjusted EBITDA less net cash interest expense, maintenance capital expenditures, gain on sale of assets, net cash paid for taxes, and distributions to public unitholders plus proceeds from the sale of assets, capital costs related to the Separation and any other known differences between cash and income.
Adjusted EBITDA and Distributable Cash Flow are non-GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentations of Adjusted EBITDA and Distributable Cash Flow will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and Distributable Cash Flow are Net Income and Net Cash Flows from Operating Activities. Our non-GAAP financial measures of Adjusted EBITDA and Distributable Cash Flow should not be considered as an alternative to GAAP net income or net cash flows from operating activities. Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash flows from operating activities. You should not consider Adjusted EBITDA or Distributable Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA or Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA or Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

The following tables present a reconciliation of Adjusted EBITDA and Distributable Cash Flow to the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
		Predecessor		Predecessor
Net Income	$59.8	$59.1	$156.9	$151.9
Add:
Interest expense	12.9	—	12.9	—
Interest expense-affiliated	11.0	12.6	29.3	24.7
Income taxes	28.6	34.6	80.5	90.5
Depreciation and amortization	33.9	28.8	66.4	58.6
Asset impairment	1.8	—	1.8	—
Distributions of earnings received from equity investees	9.6	5.3	27.9	12.9
Less:
Equity earnings in unconsolidated affiliates	13.7	11.1	29.1	20.9
Other, net	5.3	2.7	9.9	4.6
Adjusted EBITDA	$138.6	$126.6	$336.7	$313.1
Less:
Adjusted EBITDA attributable to noncontrolling interest	11.4		21.1
Adjusted EBITDA attributable to CPG	$127.2		$315.6

Net Cash Flows from Operating Activities	$103.0	$133.8	$266.8	$337.4
Interest expense	12.9	—	12.9	—
Interest expense-affiliated	11.0	12.6	29.3	24.7
Current taxes	32.8	16.0	48.6	42.9
Other adjustments to operating cash flows	10.7	(2.1)	7.5	13.3
Changes in assets and liabilities	(31.8)	(33.7)	(28.4)	(105.2)
Adjusted EBITDA	$138.6	$126.6	$336.7	$313.1
Less:
Adjusted EBITDA attributable to noncontrolling interest	11.4		21.1
Adjusted EBITDA attributable to CPG	$127.2		$315.6

Adjusted EBITDA	$138.6		$336.7
Less:
Cash interest, net	23.9		42.2
Maintenance capital expenditures	89.4		110.0
Gain on sale of assets	8.3		13.6
Net cash paid for taxes	32.8		48.6
Distributions to public unitholders	4.9		4.9
Add:
Proceeds from sales of assets	7.1		17.3
Capital costs related to Separation	41.5		43.6
Distributable Cash Flow	$27.9		$178.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations and pay dividends to our stockholders, as deemed appropriate. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future. Historically, our sources of liquidity have included cash generated from operations and intercompany loans from NiSource Finance. We have also historically participated in NiSource’s money pool administered by NiSource Corporate Services, whereby on a daily basis cash balances residing in our bank accounts have been swept into a corporate account. Therefore, our historical financial statements reflect little or no cash balances.
On May 22, 2015, we sold $2,750.0 million of senior unsecured notes. The net proceeds from the sale were used to repay approximately $1,087.3 million of intercompany short-term and long-term debt between CPG and NiSource and to pay a $1,450.0 million special dividend to NiSource. We intend to use the remaining net proceeds for our general corporate purposes.
Following the Separation, we expect our sources of liquidity to include:

•	cash on hand;

•	cash generated from our operations;

•	our $1,500.0 million revolving credit facility;

•	CPPL's $500.0 million revolving credit facility;

•	debt offerings; and

•	equity offerings, including CPPL equity offerings.
We believe that cash on hand, cash generated from operations and availability under our credit facilities will be adequate to meet our operating needs, our planned short-term debt service requirements and anticipated dividends to our stockholders. We believe that future internal growth projects will be funded primarily through borrowings under our credit facilities or through issuances of debt and equity securities.
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the six months ended June 30, 2015 and 2014, were as follows:

	Six Months Ended June 30,
(in millions)	2015	2014
Net cash from operating activities	$266.8	$337.4
Net cash used for investing activities	(965.8)	(353.5)
Net cash from financing activities	835.3	15.8
Operating Activities
Net cash from operating activities for the six months ended June 30, 2015 was $266.8 million, a decrease of $70.6 million compared to the six months ended June 30, 2014. The decrease in net cash from operating activities was primarily attributable to customer deposits related to growth projects of $75.6 million received in the prior year.
Pension and Other Postretirement Plan Funding. We do not expect to make any material contributions to its pension plans and expects to make contributions of approximately $9.9 million to its postretirement medical and life plans in 2015. For the six months ended June 30, 2015, we had no contributions to its pension plans and contributed $3.0 million to its other postretirement medical and life plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Investing Activities
Capital expenditures for the six months ended June 30, 2015 were $470.2 million, compared to $296.6 million for the comparable period in 2014. This increased spending is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2015 capital expenditures to be approximately $1.2 billion.
Short-term lendings-affiliated for the six months ended June 30, 2015 were $500.2 million, compared to $10.4 million for the comparable period in 2014. This increase was primarily a result of investing net proceeds from the IPO into the money pool.
Contributions to equity investees decreased $57.0 million primarily due to no contributions being made during the first six months of 2015. During the six months ended June 30, 2014, the Predecessor contributed $52.2 million and $2.6 million to Pennant and Millennium Pipeline, respectively, to fund capital projects.

Financing Activities
Net cash from financing activities for the six months ended June 30, 2015 was $835.3 million, an increase of $819.5 million compared to the six months ended June 30, 2014. The increase in net cash from financing activities was primarily due to the long-term debt issuance of $2,745.9 million and net proceeds of the CPPL IPO of $1,168.4 million offset by the repayment of approximately $1,087.3 million of intercompany short-term and long-term debt between CPG and NiSource in May 2015, the special dividend of $1,450.0 million to NiSource and the $500.0 million return of pre-formation capital expenditures to NiSource. Refer to Note 2, “CPPL Initial Public Offering” and Note 20, "Subsequent Event" in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.
Description of Senior Unsecured Notes. On May 22, 2015, we sold $2,750.0 million of senior unsecured notes. The $2,750.0 million of senior unsecured notes are comprised of $500.0 million of 2.45% senior notes due 2018 (the “2018 Notes”), $750.0 million of 3.30% senior notes due 2020 (the “2020 Notes”), $1,000.0 million of 4.50% senior notes due 2025 (the “2025 Notes”) and $500.0 million of 5.80% senior notes due 2045 (the “2045 Notes” and, together with the 2018 Notes, 2020 Notes and 2025 Notes, the “Notes”). The Notes were issued at a discount and incurred estimated issuance costs, resulting in net proceeds of approximately $2,722.2 million.
Indenture. The Notes are governed by an Indenture, dated as of May 22, 2015 (the “Indenture”), by and among CPG and the Guarantors named in the Indenture (the “Guarantors”) with U.S. Bank National Association, as trustee (the “Trustee”).
The initial Guarantors are three wholly-owned subsidiaries of CPG: CEG, Columbia OpCo and OpCo GP. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Guarantors. Each guarantee of CPG’s obligations under the Notes is a direct, unsecured and unsubordinated obligation of the Guarantor and has the same ranking with respect to indebtedness of that Guarantor as the Notes have with respect to CPG’s indebtedness.
The Notes and the guarantees are (a) unsecured, (b) effectively junior in right of payment to any future secured indebtedness of CPG and the Guarantors, (c) equal in right of payment with any existing and future unsubordinated indebtedness of CPG and the Guarantors and (d) senior in right of payment to any future subordinated indebtedness of CPG and the Guarantors.
The Indenture contains covenants that, among other things, limit the ability of CPG and certain of its subsidiaries to incur liens, to enter into sale and lease-back transactions and to enter into mergers, consolidations or transfers of all or substantially all of their assets. The Indenture also contains customary events of default.
The 2018 Notes will mature on June 1, 2018, the 2020 Notes will mature on June 1, 2020, the 2025 Notes will mature on June 1, 2025 and the 2045 Notes will mature on June 1, 2045. Interest on the Notes of each series will be payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Registration Rights Agreement. In connection with the private placement of the Notes, CPG and the Guarantors entered into a Registration Rights Agreement with the Initial Purchasers named in the Registration Rights Agreement, pursuant to which CPG and the Guarantors agreed to file, and use their reasonable best efforts to cause to become effective, an exchange offer registration statement with the SEC and to consummate an exchange offer within 360 days after the date of issuance of the Notes pursuant to which holders of each series of the Notes can exchange the Notes issued in the offering for registered notes having the same terms as the Notes. Under certain circumstances set forth in the Registration Rights Agreement, in lieu of a registered exchange offer, CPG and the Guarantors must file, and use reasonable best efforts to cause to become effective, a shelf registration statement for the resale of the Notes. If CPG fails to satisfy these obligations on a timely basis, the annual interest borne by the Notes will be increased by up to 0.50% per annum until the exchange offer is completed or the shelf registration statement is declared effective.
Description of Revolving Credit Agreements. We are party to two credit agreements: the CPG revolving credit facility and CPPL revolving credit facility.
CPG Revolving Credit Facility. CPG entered into a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available, that became effective as of the Separation. CPG expects that $750.0 million of this facility will be utilized as credit support for Columbia OpCo and its subsidiaries and that the remaining $750.0 million of this facility will be available for CPG’s general corporate purposes, including working capital.
Obligations under the CPG revolving credit facility are unsecured. Loans under the CPG revolving credit facility will bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of JPMorgan Chase Bank, N.A., or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPG’s revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to CPG’s credit rating.
Revolving indebtedness under the CPG credit facility will rank equally with all of CPG’s outstanding unsecured and unsubordinated debt. CEG, OpCo GP and Columbia OpCo have each fully guaranteed the CPG credit facility. The CPG revolving credit facility contains various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. The CPG revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million.
The CPG revolving credit facility also contains certain financial covenants that require CPG to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for any period of four consecutive fiscal quarters (each, a “test period”) ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017, and during a Specified Acquisition Period (as defined in the CPG revolving credit facility), the leverage ratio may not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPG or any guarantor.
As of June 30, 2015, CPG was in compliance with these covenants. As of June 30, 2015, CPG had no borrowings outstanding and issued no letters of credit under the revolving credit facility.
CPPL Revolving Credit Facility. CPPL has a $500.0 million senior revolving credit facility, of which $50.0 million is available for the issuance of letters of credit. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

CPPL’s obligations under its revolving credit facility are unsecured. Loans under CPPL's revolving credit facility will bear interest at CPPL’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of Wells Fargo Bank, National Association or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPPL's revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to the credit rating of CPG.
The revolving indebtedness under CPPL's credit facility ranks equally with all of CPPL’s outstanding unsecured and unsubordinated debt. CPG, CEG, OpCo GP, and Columbia OpCo have each fully guaranteed CPPL's credit facility.
CPPL's revolving credit agreement contains various covenants and restrictive provisions which, among other things, limit CPPL’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by CPPL’s organizational documents. The restricted payment provision does not prohibit CPPL or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in CPPL's revolving credit agreement), and neither CPPL nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. If CPPL fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. CPPL's revolving credit agreement also contains customary events of default, including cross default provisions that apply to any other indebtedness CPPL may have with an outstanding principal amount in excess of $50.0 million.
CPPL's revolving credit agreement also contains certain financial covenants that require CPPL to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the test period ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in CPPL revolving credit agreement), then the leverage ratio may not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPPL or any guarantor.
As of June 30, 2015, CPPL was in compliance with these covenants. As of June 30, 2015, CPPL had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
Credit ratings. On May 4, 2015, CPG received initial credit ratings with a stable outlook from Standard & Poor's, Moody's and Fitch of BBB-, Baa2, and BBB-, respectively. Although all ratings are investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade. CPG is committed to maintaining its investment grade credit ratings.
Certain CPG affiliates have agreements that contain "ratings triggers" that require increased collateral if the credit ratings of CPG or certain of its subsidiaries are rated below BBB- by Standards & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $14.9 million as of June 30, 2015. In addition to agreements with ratings triggers, there are other agreements that contain "adequate assurance" or "material adverse change" provisions that could necessitate additional credit support, such as letters of credit and cash collateral to transact business.
Contractual Obligations. As of June 30, 2015, $20.0 million was drawn on the CPPL revolving credit facility. On May 22, 2015, we sold $2,750.0 million of senior unsecured notes. The net proceeds from the sale were used to repay approximately $1,087.3 million of intercompany short-term and long-term debt between CPG and NiSource. Refer to Note 6, "Long-Term Debt" in the Notes to Consolidated and Combined Financial Statements (unaudited) for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

The table below summarizes the long-term debt obligation as of June 30, 2015:

(in millions)	Total	2015	2016	2017	2018	2019	After
Short-term debt	$20.0	$20.0	$—	$—	$—	$—	$—
Long-term debt(1)	2,750.0	—	—	—	500.0	—	2,250.0
Interest payments on long-term debt	1,483.6	68.1	111.0	111.0	103.8	98.8	990.9
Total contractual obligations	$4,253.6	$88.1	$111.0	$111.0	$603.8	$98.8	$3,240.9
(1) Long-term debt balance excludes unamortized discounts of $4.1 million.
There were no material changes during the six months ended June 30, 2015 to CPG’s pipeline transportation capacity agreements and operating lease contractual obligations as of December 31, 2014.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Other Information

Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Information Statement. There were no significant changes to critical accounting policies for the period ended June 30, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB extended the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption not permitted. CPG is currently evaluating the impact the adoption of ASU 2014-09 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. CPG is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. CPG is required to adopt ASU 2015-03 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-03 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. CPG is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated and Combined Financial Statements (unaudited) or Notes to Condensed Consolidated and Combined Financial Statements (unaudited).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Columbia Pipeline Group Inc.

Market Risk Disclosures

For quantitative and qualitative disclosures about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in our Form 10. Our exposures to market risk have not changed materially since the effective date of our Form 10.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Group, Inc.

Please see Note 15 (“Other Commitments and Contingencies”) to Part I, Item I of this report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" in our registration statement on Form 10 dated and filed with the SEC on February 6, 2015, as amended and declared effective on June 2, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Columbia Pipeline Group, Inc.

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

(2.1)
Separation and Distribution Agreement, dated as of June 30, 2015, between NiSource Inc. and Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on July 2, 2015).

(3.1)
Restated Certificate of Incorporation of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(3.2)
Amended and Restated Bylaws of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on March 13, 2015).

(4.1)
Indenture, dated as of May 22, 2015, by and among Columbia Pipeline Group, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.2)
Registration Rights Agreement, dated as of May 22, 2015, by and among Columbia Pipeline Group, Inc., the Guarantors named therein and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.3)
Form of 2.45% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.4)
Form of 3.30% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.5)
Form of 4.50% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.6)
Form of 5.80% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.1)
Tax Allocation Agreement, dated June 30, 2015, between NiSource Inc. and Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on July 2, 2015).

(10.2)
Employee Matters Agreement, dated June 30, 2015, between NiSource Inc. and Columbia Pipeline Group, Inc., (Incorporated by reference to Exhibit 10.2 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on July 2, 2015).

(10.3)
Form of Transition Services Agreement (NiSource to CPG) between NiSource Corporate Services Company and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.4)
Form of Transition Services Agreement (CPG to NiSource) between NiSource Corporate Services Company and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.5)
Form of Columbia Pipeline Group, Inc. 2015 Omnibus Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.6)
Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.7)
Form of Performance Share Award Agreement (Incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

ITEM 6. EXHIBITS
Columbia Pipeline Group, Inc.

(10.8)
Form of Restricted Stock Unit Award Agreement with Nonemployee Directors (Incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.9)
Form of Restricted Stock Unit Award Agreement with Nonemployee Directors of Columbia Pipeline Group, Inc. Relating to Vested by Unpaid NiSource Restricted Stock Units (Incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.10)
Form of Director Restricted Stock Unit Award Agreement Relating to Unvested NiSource Restricted Stock Units (Incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.11)
Form of Columbia Pipeline Group, Inc. Phantom Stock Unit Agreement (Incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.12)
Form of Change in Control and Termination Agreement with Robert Skaggs (Incorporated in reference to Exhibit 10.15 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.13)
Form of Change in Control and Termination Agreement with Other Named Executive Officers (Incorporated in reference to Exhibit 10.16 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.14)
Form of Columbia Pipeline Group, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.15)
Form of Columbia Pipeline Group Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.16)
Form of Columbia Pipeline Group Savings Restoration Plan (Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.17)
Form of Columbia Pipeline Group Pension Restoration Plan (Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document

SIGNATURE
Columbia Pipeline Group, Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Columbia Pipeline Group, Inc.
(Registrant)

Date:	August 3, 2015	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)