Form 10-Q
period 2015-09-30
Columbia Pipeline Group, Inc.
filed 2015-11-03
CIK 1629995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Yes☐    No ☑*
*We completed our separation from NiSource Inc. on July 1, 2015 and have filed all reports since that date.
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 317,616,350 shares outstanding at October 30, 2015.

COLUMBIA PIPELINE GROUP, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Columbia Pipeline Group, Inc.

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of Columbia Pipeline Group, Inc.
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia OpCo	CPG OpCo LP
Columbia Remainder Corporation	Columbia Remainder Corporation
CPGSC	Columbia Pipeline Group Services Company
CPP GP LLC	CPP GP LLC
CPPL	Columbia Pipeline Partners LP
Crossroads	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
OpCo GP	CPG OpCo GP LLC
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards

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

OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$63.8	$0.5
Accounts receivable (less reserve of $0.6 and $0.6, respectively)	133.1	149.4
Accounts receivable-affiliated	—	180.0
Materials and supplies, at average cost	26.0	24.9
Exchange gas receivable	24.0	34.8
Regulatory assets	5.5	6.1
Deferred property taxes	15.5	48.9
Deferred income taxes	50.0	60.0
Prepayments and other	50.0	14.7
Total Current Assets	367.9	519.3
Investments
Unconsolidated affiliates	435.6	444.3
Other investments	15.5	2.7
Total Investments	451.1	447.0
Property, Plant and Equipment
Property, plant and equipment	8,865.6	7,935.4
Accumulated depreciation and amortization	(3,007.7)	(2,976.8)
Net Property, Plant and Equipment	5,857.9	4,958.6
Other Noncurrent Assets
Regulatory assets	154.1	151.9
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	120.1	90.0
Deferred charges and other	37.0	15.2
Total Other Noncurrent Assets	2,286.7	2,232.6
Total Assets	$8,963.6	$8,157.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current Liabilities
Current portion of long-term debt-affiliated	$—	$115.9
Short-term borrowings	245.0	—
Short-term borrowings-affiliated	—	252.5
Accounts payable	82.9	56.0
Accounts payable-affiliated	—	53.6
Dividends payable	39.7	—
Customer deposits	17.0	13.4
Taxes accrued	70.6	103.2
Interest accrued	40.4	—
Exchange gas payable	24.1	34.7
Deferred revenue	13.9	22.5
Regulatory liabilities	9.1	1.3
Accrued capital expenditures	197.2	61.1
Other accruals	111.6	70.0
Total Current Liabilities	851.5	784.2
Noncurrent Liabilities
Long-term debt	2,746.0	—
Long-term debt-affiliated	—	1,472.8
Deferred income taxes	1,337.1	1,255.7
Accrued liability for postretirement and postemployment benefits	49.5	53.0
Regulatory liabilities	317.4	295.7
Asset retirement obligations	22.9	23.2
Other noncurrent liabilities	89.6	96.6
Total Noncurrent Liabilities	4,562.5	3,197.0
Total Liabilities	5,414.0	3,981.2
Commitments and Contingencies (Refer to Note 17)
Equity
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 317,616,350 and no shares outstanding, respectively	3.2	—
Additional paid-in capital	2,634.9	—
Accumulated deficit	(16.5)	—
Net parent investment	—	4,210.8
Accumulated other comprehensive loss	(25.3)	(34.5)
Total CPG Equity	2,596.3	4,176.3
Noncontrolling Interest	953.3	—
Total Equity	3,549.6	4,176.3
Total Liabilities and Equity	$8,963.6	$8,157.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Transportation revenues	$266.2	$236.0	$752.4	$743.4
Transportation revenues-affiliated	—	18.8	47.5	66.2
Storage revenues	49.5	35.9	122.3	108.2
Storage revenues-affiliated	—	13.2	26.2	40.1
Other revenues	5.2	14.1	28.6	49.4
Total Operating Revenues	320.9	318.0	977.0	1,007.3
Operating Expenses
Operation and maintenance	186.5	162.6	456.0	475.4
Operation and maintenance-affiliated	—	32.1	52.9	89.9
Depreciation and amortization	35.0	29.3	101.4	87.9
Gain on sale of assets and impairment, net	(38.4)	(3.0)	(50.2)	(20.8)
Property and other taxes	17.3	14.5	55.5	50.3
Total Operating Expenses	200.4	235.5	615.6	682.7
Equity Earnings in Unconsolidated Affiliates	15.4	12.0	44.5	32.9
Operating Income	135.9	94.5	405.9	357.5
Other Income (Deductions)
Interest expense	(29.4)	—	(42.3)	—
Interest expense-affiliated	—	(14.4)	(29.3)	(39.1)
Other, net	6.7	3.6	16.6	8.2
Total Other Deductions, net	(22.7)	(10.8)	(55.0)	(30.9)
Income from Continuing Operations before Income Taxes	113.2	83.7	350.9	326.6
Income Taxes	38.3	30.0	118.8	120.5
Income from Continuing Operations	74.9	53.7	232.1	206.1
Loss from Discontinued Operations-net of taxes	(0.1)	(0.1)	(0.4)	(0.6)
Net Income	74.8	$53.6	231.7	$205.5
Less: Net income attributable to noncontrolling interest	11.8		27.9
Net income attributable to CPG	$63.0		$203.8
Amounts attributable to CPG:
Income from continuing operations	$63.1	$53.7	$204.2	$206.1
Loss from discontinued operations-net of taxes	(0.1)	(0.1)	(0.4)	(0.6)
Net income attributable to CPG	$63.0	$53.6	$203.8	$205.5
Basic Earnings Per Share
Continuing operations	$0.20	$0.17	$0.64	$0.65
Discontinued operations	—	—	—	—
Basic Earnings Per Share	$0.20	$0.17	$0.64	$0.65
Diluted Earnings Per Share
Continuing Operations	$0.20	$0.17	$0.64	$0.65
Discontinued Operations	—	—	—	—
Diluted Earnings Per Share	$0.20	$0.17	$0.64	$0.65
Basic Average Common Shares Outstanding	317.6	317.6	317.6	317.6
Diluted Average Common Shares	318.4	317.6	318.4	317.6
Dividends Declared Per Common Share	$0.25	$—	$0.25	$—
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2015	2014	2015	2014
Net Income	$74.8	$53.6	$231.7	$205.5
Other comprehensive income
Net unrealized gain (loss) on cash flow hedges(1)	(0.7)	0.3	(0.2)	0.8
Unrecognized pension and OPEB (costs) benefit(2)(3)	(0.1)	(0.2)	7.2	(0.4)
Total other comprehensive income	(0.8)	0.1	7.0	0.4
Total Comprehensive Income	74.0	53.7	238.7	205.9
Less: Comprehensive Income-noncontrolling interest	11.8	—	27.9	—
Comprehensive Income-controlling interests	$62.2	$53.7	$210.8	$205.9
(1) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $1.1 million and $0.2 million tax expense for the three months ended September 30, 2015 and 2014, respectively, and $1.4 million and $0.5 million tax expense for the nine months ended September 30, 2015 and 2014, respectively.
(2) Unrecognized pension and other postretirement benefit (“OPEB”) costs, net of $0.1 million tax benefit for the three months ended September 30, 2015 and 2014, and $0.1 million and $0.3 million tax benefit for the nine months ended September 30, 2015 and 2014, respectively.
(3) Unrecognized pension and OPEB costs are primarily related to pension and OPEB remeasurement recorded during 2015.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2015	2014
Operating Activities
Net Income	$231.7	$205.5
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	101.4	87.9
Deferred income taxes and investment tax credits	77.7	78.8
Deferred revenue	0.4	2.2
Equity-based compensation expense and profit sharing contribution	4.4	4.4
Gain on sale of assets and impairment, net	(50.2)	(20.8)
Income from unconsolidated affiliates	(44.5)	(32.9)
Loss from discontinued operations-net of taxes	0.4	0.6
Amortization of debt related costs	1.8	—
AFUDC equity	(15.0)	(8.2)
Distributions of earnings received from equity investees	44.1	27.6
Changes in Assets and Liabilities:
Accounts receivable	1.6	2.3
Accounts receivable-affiliated	34.7	15.7
Accounts payable	20.6	(0.3)
Accounts payable-affiliated	(53.6)	5.8
Customer deposits	(23.8)	75.2
Taxes accrued	(27.6)	(40.2)
Interest accrued	40.3	—
Exchange gas receivable/payable	0.1	3.5
Other accruals	37.1	—
Prepayments and other current assets	9.5	26.8
Regulatory assets/liabilities	38.2	35.3
Postretirement and postemployment benefits	(26.0)	(19.1)
Deferred charges and other noncurrent assets	3.8	(4.0)
Other noncurrent liabilities	7.2	0.7
Net Operating Activities from Continuing Operations	414.3	446.8
Net Operating Activities used for Discontinued Operations	(0.1)	(1.3)
Net Cash Flows from Operating Activities	414.2	445.5
Investing Activities
Capital expenditures	(833.0)	(527.4)
Insurance recoveries	2.1	6.8
Change in short-term lendings-affiliated	145.5	(33.6)
Proceeds from disposition of assets	53.3	5.9
Contributions to equity investees	(1.4)	(63.8)
Distributions from equity investees	15.1	—
Other investing activities	(24.2)	(5.5)
Net Cash Flows used for Investing Activities	(642.6)	(617.6)
Financing Activities
Change in short-term borrowings	245.0	—
Change in short-term borrowings-affiliated	(252.5)	(378.9)
Issuance of long-term debt	2,745.9	—
Debt related costs	(23.6)	—
Issuance of long-term debt-affiliated	1,217.3	551.0
Payments of long-term debt-affiliated, including current portion	(2,806.0)	—
Proceeds from the issuance of common units, net of offering costs	1,168.4	—
Distribution of IPO proceeds to parent	(500.0)	—
Distribution to parent	(1,450.0)	—
Distribution to noncontrolling interest	(13.9)	—
Dividends paid - common stock	(39.7)	—
Transfer from parent	0.8	—
Net Cash Flows from Financing Activities	291.7	172.1
Change in cash and cash equivalents	63.3	—
Cash and cash equivalents at beginning of period	0.5	0.4
Cash and Cash Equivalents at End of Period	$63.8	$0.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance as of January 1, 2015	$—	$—	$—	$4,210.8	$(34.5)	$—	$4,176.3
Net Income	—	—	63.0	140.8	—	27.9	231.7
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0
Allocation of AOCI to noncontrolling interest	—	—	—	—	2.2	(2.2)	—
Issuance of common units of CPPL	—	—	—	—	—	1,168.4	1,168.4
Distribution of IPO proceeds to NiSource	—	—	—	(500.0)	—	—	(500.0)
Distribution to NiSource	—	—	—	(1,450.0)	—	—	(1,450.0)
Sale of interest in Columbia OpCo to CPPL(1)	—	—	—	227.1	—	(227.1)	—
Distributions to noncontrolling interest	—	—	—	—	—	(13.9)	(13.9)
Net transfers from NiSource	—	—	—	6.3	—	—	6.3
Reclassification of net parent investment to additional paid-in capital	—	2,635.0	—	(2,635.0)	—	—	—
Issuance of common stock at Separation	3.2	(3.2)	—	—	—	—	—
Net transfers from NiSource	—	1.2	—	—	—	0.2	1.4
Long-term incentive plan	—	1.9	—	—	—	—	1.9
Common stock dividends	—	—	(79.5)	—	—	—	(79.5)
Balance as of September 30, 2015	$3.2	$2,634.9	$(16.5)	$—	$(25.3)	$953.3	$3,549.6
(1) Represents the sale of an additional 8.4% limited partner interest in Columbia OpCo, recorded at the historical carrying value of Columbia OpCo’s net assets after giving effect to the $1,168.4 million equity contribution. This decreases the noncontrolling interest by the same amount it increases the net parent investment because CPPL’s purchase price for its additional 8.4% interest in Columbia OpCo exceeded book value.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Columbia Pipeline Group, Inc. ("CPG") is a growth-oriented Delaware corporation formed by NiSource Inc. ("NiSource") on September 26, 2014 to own, operate and develop a portfolio of pipelines, storage and related midstream assets. CPG owns and operates, through its subsidiaries, approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. CPG indirectly owns the general partner of CPPL and all of CPPL’s subordinated units and incentive distribution rights. CPG did not have any material assets or liabilities as a separate corporate entity until the contribution of CEG from NiSource on February 11, 2015. As a result of this contribution, the financial statements for periods as of and subsequent to September 26, 2014 reflect the consolidated financial position, results of operations and cash flows for CPG.
CPG is engaged in regulated gas transportation and storage services for LDCs, marketers, producers and industrial and commercial customers located in northeastern, mid-Atlantic, Midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services, including gathering, treating, conditioning, processing, compression and liquids handling, and development of mineral rights positions. The regulated services are performed under a tariff at rates subject to FERC approval.
Separation. On June 2, 2015, NiSource announced that its board of directors approved the separation of CPG from NiSource (the “Separation”) through the distribution of CPG common stock to holders of NiSource common stock as of June 19, 2015 (the “Record Date”). On July 1, 2015, NiSource distributed, pursuant to an effective registration statement on Form 10, 317.6 million shares, one share of CPG common stock for every one share of NiSource common stock held by NiSource shareholders on the Record Date. As of July 1, 2015, CPG is an independent, publicly traded company, and NiSource does not retain any ownership interest in CPG. CPG's common stock began trading "regular-way" under the ticker symbol "CPGX" on the NYSE on July 2, 2015. In connection with the Separation, CPG completed the following transactions:

•
In May 2015, CPG completed its private placement of senior notes and received proceeds of approximately $2,722.3 million. CPG utilized a portion of the proceeds to repay approximately $1,087.3 million of intercompany debt and short-term borrowings, including, net amounts due from the money pool between CPG and NiSource Finance Corp. ("NiSource Finance");

•	CPG further utilized the proceeds from the senior notes to make a cash distribution of approximately $1,450.0 million to NiSource; and

•	Accounts related to NiSource and its subsidiaries, including accounts receivable and accounts payable, were reclassified from affiliated to non-affiliated.
Agreements with NiSource following the Separation. CPG entered into the Separation and Distribution Agreement and several other agreements with NiSource to effect the Separation and provide a framework for CPG’s relationship with NiSource, and its subsidiaries, after the Separation. The Separation and Distribution Agreement contains many of the key provisions related to CPG’s separation from NiSource and the distribution of CPG’s shares of common stock to NiSource’s shareholders, including cross-indemnities between CPG and NiSource. In general, NiSource has agreed to indemnify CPG for any liabilities relating to NiSource's business and CPG has agreed to indemnify NiSource for any liabilities relating to CPG's business. In addition to the Separation and Distribution Agreement, CPG entered into the following agreements with NiSource related to the Separation:

•
Tax Allocation Agreement - Provides for the respective rights, responsibilities, and obligations of NiSource and CPG with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, tax contests, and certain other matters regarding taxes.

•
Employee Matters Agreement - Provides for the respective obligations to employees and former employees who are or were associated with CPG (including those employees who transferred employment from NiSource to CPG prior to the Separation) and for other employment and employee benefits matters.

•
Transition Services Agreement - Provides for the provision of certain transitional services by NiSource to CPG, and vice versa. The services may include the provision of administrative and other services identified by the parties. The charge for these services is expected to be based on actual costs incurred by the party rendering the services without profit.

The Condensed Consolidated Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although CPG believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present CPG’s results of operations and financial position. Amounts reported in the Condensed Statements of Consolidated Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods.
CPG’s accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with GAAP on the basis of NiSource’s historical ownership of CPG’s assets and its operations. These financial statements include the accounts of the following subsidiaries: Columbia Gas Transmission, Columbia Gulf, Columbia Midstream, CEVCO, CNS Microwave, Crossroads, CPGSC, CEG, Columbia Remainder Corporation, CPP GP LLC, CPPL, OpCo GP, Columbia OpCo and CPG. Also included in the Condensed Consolidated Financial Statements (unaudited) are equity method investments Hardy Storage, Millennium Pipeline, and Pennant. All intercompany transactions and balances have been eliminated.
2.    CPPL Initial Public Offering
On December 5, 2007, NiSource formed CPPL (NYSE: CPPL) to own, operate and develop a portfolio of pipelines, storage and related assets.
On February 11, 2015, CPPL completed its offering of 53.8 million common units representing limited partner interests, constituting 53.5% of CPPL's outstanding limited partner interests. CPPL received $1,168.4 million of net proceeds from IPO. Prior and subsequent to the Separation, CPG owns the general partner of CPPL, all of CPPL's subordinated units and incentive distribution rights. The assets of CPPL consist of a 15.7% limited partner interest in Columbia OpCo, which prior to the Separation, consisted of substantially all of NiSource's Columbia Pipeline Group Operations segment. The operations of CPPL are consolidated in CPG’s results. As of September 30, 2015, the portion of CPPL owned by the public is reflected as a noncontrolling interest in the Condensed Consolidated Financial Statements (unaudited).
The table below summarizes the effects of changes in CPG’s ownership interest in Columbia OpCo on equity:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2015	2015
Net income attributable to CPG	$63.0	$203.8
Increase in CPG’s net parent investment for the sale of 8.4% of Columbia OpCo	—	227.1
Change from net income attributable to CPG and transfers to noncontrolling interest	$63.0	$430.9
3.    Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on these costs in relation to line-of-credit agreements stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. CPG is required to adopt ASU 2015-03 and ASU 2015-15 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption permitted on a limited basis. CPG is currently evaluating the impact the adoption of ASU 2014-09 and ASU 2015-14 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. CPG is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited) but does not anticipate that the impact will be material.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. CPG is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited) but does not anticipate that the impact will be material.
4.    Earnings Per Share
Basic earnings per share ("EPS") is based on net income attributable to CPG and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock awards granted under our compensation plans, but only to the extent these instruments dilute earnings per share.
On July 1, 2015, 317.6 million shares of CPG common stock were distributed to NiSource shareholders in conjunction with the Separation. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, CPG has assumed this amount to be outstanding as of the beginning of each period prior to the Separation presented in the calculation of weighted average shares outstanding.
The calculation of diluted average common shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Basic average common shares outstanding	317.6	317.6	317.6	317.6
Dilutive potential common shares:
Shares restricted under stock plans	0.8	—	0.8	—
Diluted average common shares	318.4	317.6	318.4	317.6
Dividends. CPG paid a dividend of $0.125 per share to common shareholders on August 20, 2015. On August 4, 2015, CPG declared a $0.125 per share to common shareholders of record at October 30, 2015, payable November 20, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.    Transactions with Affiliates

Prior to the Separation, CPG engaged in transactions with subsidiaries of NiSource, which at that time were deemed to be affiliates of CPG. The Separation occurred on July 1, 2015 and for periods after this date CPG and the subsidiaries of NiSource are no longer affiliates. Transactions with affiliates prior to the Separation are summarized below:

Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Transportation revenues	$—	$18.8	$47.5	$66.2
Storage revenues	—	13.2	26.2	40.1
Other revenues	—	0.1	0.2	0.3
Operation and maintenance expense	—	32.1	52.9	89.9
Interest expense	—	14.4	29.3	39.1
Interest income	—	0.2	2.5	0.5

Balance Sheet.

(in millions)	September 30, 2015	December 31, 2014
Accounts receivable	$—	$180.0
Current portion of long-term debt	—	115.9
Short-term borrowings	—	252.5
Accounts payable	—	53.6
Long-term debt	—	1,472.8
Transportation, Storage and Other Revenues. CPG provides natural gas transportation, storage and other services to subsidiaries of NiSource, former affiliates.
Operation and Maintenance Expense. CPG received executive, financial, legal, information technology and other administrative and general services from a former affiliate, NiSource Corporate Services Company ("NiSource Corporate Services"). Expenses incurred as a result of these services consisted of employee compensation and benefits, outside services and other expenses. CPG was charged directly or allocated using various allocation methodologies based on a combination of gross fixed assets, total operating expense, number of employees and other measures. Management believes the allocation methodologies are reasonable. However, these allocations and estimates may not represent the amounts that would have been incurred had the services been provided by an outside entity.
Interest Expense and Income. Prior to the private placement of senior notes on May 22, 2015, CPG paid NiSource interest for intercompany long-term debt outstanding. For the three months ended September 30, 2014, CPG was charged interest for long-term debt of $16.4 million, offset by associated AFUDC of $2.8 million. For the nine months ended September 30, 2015 and 2014, CPG was charged interest for long-term debt of $31.0 million and $42.5 million, respectively, offset by associated AFUDC of $2.4 million and $6.0 million, respectively.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the closing date of CPPL’s IPO. Following the Separation, the agreement is with CPG. The money pool is available for Columbia OpCo and its subsidiaries’ general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL’s IPO, the subsidiaries of CPG participated in a similar money pool agreement with NiSource Finance. Prior to the Separation, NiSource Corporate Services administered the money pools. Prior to the Separation, the cash accounts maintained by the subsidiaries of Columbia OpCo and CPG were swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. The amount of interest expense and income for short-term borrowings was determined by the net position of each subsidiary in the money pool. Subsequent to the Separation, the intercompany money

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

pool balances and related interest expense and income are eliminated as intercompany activity. The money pool weighted-average interest rate at September 30, 2015 and 2014 was 1.21% and 0.68%, respectively. For the three months ended September 30, 2015 and 2014, the interest expense for short-term borrowings charged was zero and $0.8 million, respectively. For the nine months ended September 30, 2015 and 2014, the interest expense for short-term borrowings charged was $0.7 million and $2.6 million, respectively.
Accounts Receivable. CPG included in accounts receivable amounts due from the money pool discussed above of $145.5 million at December 31, 2014 for subsidiaries in a net deposit position. Also included in the balance at December 31, 2014 are amounts due from subsidiaries of NiSource for transportation and storage services of $34.5 million. Net cash flows related to the money pool receivables, including the receipt of money pool deposits from NiSource at the time of Separation, are included as Investing Activities on the Condensed Statements of Consolidated Cash Flows (unaudited). All other affiliated receivables are included as Operating Activities.
Short-term Borrowings.  The subsidiaries of CPG entered into an intercompany money pool agreement with NiSource Finance with $750.0 million of reserved borrowing capacity. Following the Separation, the agreement is with CPG. In furtherance of the money pool agreement, CPG entered into a $1,500.0 million revolving credit agreement on December 5, 2014. The CPG revolving credit agreement became effective at the completion of the Separation with a termination date of July 2, 2020. Each of CEG, OpCo GP and Columbia OpCo is a guarantor of CPG’s revolving credit facility. As guarantors and restricted subsidiaries, CEG, OpCo GP and Columbia OpCo are subject to various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens, consolidate, merge or transfer all or substantially all of their assets, make certain investments or restricted payments, modify certain material agreements, engage in certain types of transactions with affiliates, dispose of assets, and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo’s partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo’s business. In addition, subject to Delaware law, the board of directors of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At September 30, 2015, neither CPG nor its consolidated subsidiaries had any restricted net assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to CPG. CPG’s revolving credit agreement also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against Columbia OpCo as a guarantor.
The balance of Short-term Borrowings at December 31, 2014 of $252.5 million included those subsidiaries of CPG in a net borrower position of the NiSource Finance money pool discussed above. Net cash flows related to Short-term Borrowings, including the repayment of money pool borrowings to NiSource at the time of Separation, are included as Financing Activities on the Condensed Statements of Consolidated Cash Flows (Unaudited).
Accounts Payable. The affiliated accounts payable primarily included amounts due for services received from NiSource Corporate Services and interest payable to NiSource Finance.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

Origination Date	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
(in millions)
November 28, 2005(1)	5.41%	November 30, 2015	$—	$115.9
November 28, 2005	5.45%	November 28, 2016	—	45.3
November 28, 2005	5.92%	November 28, 2025	—	133.5
November 28, 2012	4.63%	November 28, 2032	—	45.0
November 28, 2012	4.94%	November 30, 2037	—	95.0
December 19, 2012	5.16%	December 21, 2037	—	55.0
November 28, 2012	5.26%	November 28, 2042	—	170.0
December 19, 2012	5.49%	December 18, 2042	—	95.0
December 9, 2013(2)	4.75%	December 31, 2016	—	834.0
Total Long-term Debt			$—	$1,588.7
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

Dividends to NiSource. Prior to the Separation, CPG distributed $500.0 million of the proceeds from CPPL’s IPO to NiSource as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo and $1,450.0 million of proceeds related to the issuance of senior notes in May 2015. CPG paid no dividends to NiSource in 2014. There were no restrictions on the payment by CPG of dividends to NiSource.

6.    Short-Term Borrowings
CPG Revolving Credit Facility. On December 5, 2014, CPG entered into a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. The revolving credit facility became effective as of the Separation with a termination date of July 2, 2020. CPG expects that $750.0 million of this facility will be utilized as credit support for Columbia OpCo and its subsidiaries and the remaining $750.0 million of this facility will be available for CPG’s general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program.
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
Revolving indebtedness under the CPG credit facility will rank equally with all of CPG’s outstanding unsecured and unsubordinated debt. CEG, OpCo GP and Columbia OpCo have each fully guaranteed the CPG credit facility. The CPG revolving credit facility contains various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo's partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo’s business. In addition, subject to Delaware law, the board of directors of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At September 30, 2015, neither CPG nor its consolidated subsidiaries had any restricted net assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to CPG. The CPG revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million.
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
As of September 30, 2015, CPG had $225.0 million in outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility.
CPPL Revolving Credit Facility. On December 5, 2014, CPPL entered into a $500.0 million senior revolving credit facility, of which $50.0 million in letters of credit is available. The revolving credit facility became effective at the closing of CPPL's IPO with a termination date of February 11, 2020. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
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
CPPL’s revolving credit facility contains various covenants and restrictive provisions which, among other things, limit CPPL’s ability and CPPL’s restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of CPPL’s assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by CPPL’s organizational documents. The restricted payment provision does not prohibit CPPL or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the CPPL revolving credit agreement), and neither CPPL nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. In particular, in accordance with CPPL's partnership agreement, the general partner has adopted a policy that CPPL will make quarterly cash distributions in amounts equal to at least the minimum quarterly distributions of $0.1675 on each common and subordinated unit. However, the determination to make any distributions of cash is subject to the discretion of the general partner. At September 30, 2015, neither CPPL nor its consolidated subsidiaries had any restricted net assets. If CPPL fails to perform the obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. CPPL’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness it may have with an outstanding principal amount in excess of $50.0 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The revolving credit facility also contains certain financial covenants that require CPPL to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the period of four consecutive fiscal quarters (“test period”) ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the CPPL revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPPL or any guarantor.
As of September 30, 2015, CPPL had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
CPG Commercial Paper Program. On October 5, 2015, CPG established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. CEG, OpCo GP and Columbia OpCo have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes.
7.    Long-Term Debt

Senior notes issuance. On May 22, 2015, CPG issued its private placement of $2,750.0 million in aggregated principal amount of its senior notes, comprised of $500.0 million of 2.45% senior notes due 2018 (the “2018 Notes”), $750.0 million of 3.30% senior notes due 2020 (the “2020 Notes”), $1,000.0 million of 4.50% senior notes due 2025 (the “2025 Notes”) and $500.0 million of 5.80% senior notes due 2045 (the “2045 Notes” and, together with the 2018 Notes, 2020 Notes and 2025 Notes, the “Notes”). The Notes were issued at a discount, for net proceeds of approximately $2,722.3 million after deducting the Initial Purchasers’ discount and estimated offering expenses of CPG.
Indenture. The Notes are governed by an Indenture, dated as of May 22, 2015 (the “Indenture”), entered into by CPG and the certain subsidiary guarantors named therein (the "Guarantors") with U.S. Bank National Association, as trustee (the “Trustee”).
The initial Guarantors are three subsidiaries of CPG, CEG, Columbia OpCo and OpCo GP. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Guarantors. Each guarantee of CPG’s obligations under the Notes is a direct, unsecured and unsubordinated obligation of the applicable Guarantor and has the same ranking with respect to indebtedness of that Guarantor as the Notes have with respect to CPG’s indebtedness.
The guarantees of any Guarantor may be released under certain circumstances. First, if CPG discharges or defeases its obligations with respect to the Notes of any series, then any guarantee will be released with respect to that series. Second, if no event of default has occurred and is continuing under the Indenture, a Guarantor will be automatically and unconditionally released and discharged from its guarantee (i) at any time after June 1, 2018, upon any sale, exchange or transfer, whether by way of merger or otherwise, to any person that is not CPG’s affiliate, of all of CPG’s direct or indirect limited partnership, limited liability or other equity interests in the Guarantor; (ii) upon the merger of a guarantor into CPG or any other Guarantor or the liquidation and dissolution of such Guarantor; or (iii) at any time after June 1, 2018, upon release of all guarantees or other obligations of the Guarantor with respect to any of CPG’s funded debt, except the Notes.
The Indenture governing the Notes contains covenants that, among other things, limit the ability of CPG and certain of its subsidiaries to incur liens, to enter into sale and lease-back transactions and to enter into mergers, consolidations or transfers of all or substantially all of their assets. The Indenture also contains customary events of default.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
8.    Gain on Sale of Assets
CPG recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended September 30, 2015 and 2014, gains on conveyances amounted to $36.0 million and $3.0 million, respectively, and are included in "Gain on sale of assets and impairment, net" on the Condensed Statements of Consolidated Operations (unaudited). For the nine months ended September 30, 2015 and 2014, gains on conveyances amounted to $49.6 million and $20.8 million, respectively, and are included in "Gain on sale of assets and impairment, net" on the Condensed Statements of Consolidated Operations (unaudited). Included in the gains on conveyances is a cash bonus payment of $35.8 million received by CEVCO from CNX Gas Company LLC during the three months ended September 30, 2015 for the lease of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. As of September 30, 2015 and December 31, 2014, deferred gains of approximately $10.7 million and $19.6 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
9.    Goodwill
CPG tests its goodwill for impairment annually as of May 1 unless indicators, events or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage, all of which have been designated as components and aggregated based on the regulated nature of their operations and similar economic characteristics (e.g., the offering of FERC-regulated pipeline transportation and storage services to LDCs, municipal utilities, direct industrial users, electric power generators and marketers). All of CPG's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to CPG prior to the Separation. CPG’s goodwill assets at September 30, 2015 were $1,975.5 million.
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
CPG considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment test during the third quarter of 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.    Asset Retirement Obligations

Changes in CPG’s liability for asset retirement obligations for the nine months ended September 30, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
Balance as of January 1,	$23.2	$26.3
Accretion expense	0.9	1.1
Additions	0.4	2.0
Settlements	—	—
Change in estimated cash flows	(1.6)	(0.2)
Balance as of September 30,	$22.9	$29.2
CPG's asset retirement obligations above relate to the modernization program of pipelines and transmission facilities, the retiring of offshore facilities, polychlorinated biphenyl ("PCB") remediation and asbestos removal at several compressor and measuring stations. CPG recognizes that certain assets, which include gas pipelines and natural gas storage wells, will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified.
11.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In November 2014, Columbia Gas Transmission commenced the third year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $319 million in modernization investments into service during the year. Recovery of approximately $320 million of investments made in 2014 began on February 1, 2015.

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

12.    Equity Method Investments
Certain investments of CPG are accounted for under the equity method of accounting. Income and losses from Millennium Pipeline, Hardy Storage and Pennant are reflected in “Equity Earnings in Unconsolidated Affiliates” on the Condensed Statements of Consolidated Operations (unaudited). These investments are integral to CPG’s business. Contributions are made to these equity investees to fund CPG’s share of capital projects.
Columbia Gas Transmission contributed $1.4 million to Millennium Pipeline for the three months ended September 30, 2015 and made no contributions for the three months ended September 30, 2014. Columbia Gas Transmission received $13.3 million and $14.2 million of earnings distributions from Millennium Pipeline during the three months ended September 30, 2015 and 2014, respectively. Columbia Gas Transmission contributed $1.4 million and $2.6 million to Millennium Pipeline for the nine months ended September 30, 2015 and 2014, respectively. Columbia Gas Transmission received $37.5 million and $26.1 million of earnings distributions from Millennium Pipeline during the nine months ended September 30, 2015 and 2014, respectively.
No contributions were made to Hardy Storage during the three months ended September 30, 2015 and 2014. No distributions were received from Hardy Storage during the three months ended September 30, 2015. CPG received $0.5 million of earnings distributions from Hardy Storage during the three months ended September 30, 2014. No contributions were made to Hardy Storage

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

during the nine months ended September 30, 2015 and 2014. CPG received $1.0 million and $1.5 million of earnings distributions from Hardy Storage during the nine months ended September 30, 2015 and 2014, respectively.
No contributions were made to Pennant for the three months ended September 30, 2015 and contributions of $9.0 million were made for the three months ended September 30, 2014. Columbia Midstream received $2.9 million of earnings distributions and a return of capital of $0.2 million from Pennant during the three months ended September 30, 2015. No distributions were received from Pennant during the three months ended September 30, 2014. No contributions were made to Pennant for the nine months ended September 30, 2015 and contributions of $61.2 million were made for the nine months ended September 30, 2014. Columbia Midstream received $5.6 million of earnings distributions and a return of capital of $2.4 million from Pennant during the nine months ended September 30, 2015. No distributions were received from Pennant during the nine months ended September 30, 2014.
During the third quarter of 2015, an additional member joined the Pennant joint venture. The member's initial ownership investment in Pennant is 5.00%, and by funding specified, disproportionate investment amounts for future growth projects, the member can invest directly in the growth of Pennant. Such funding will potentially increase the member's ownership in Pennant up to 33.33% over a defined investment period. As a result of the buy-in, Columbia Midstream received $12.7 million in cash and recorded a gain of $2.9 million, and its ownership interest in Pennant decreased from 50.00% to 47.50%.

13.    Income Taxes
CPG’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2015 and 2014 were 33.8% and 35.8%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 33.9% and 36.9%, respectively. The effective tax rate for 2015 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences and income received following CPPL’s IPO that is not subject to income tax at the partnership level. The effective tax rate is impacted by CPPL’s IPO which modified the ownership structure and now reflects CPPL earnings for which the noncontrolling public limited partners are directly responsible for the related income taxes. CPG consolidates the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings but excludes the related tax provision. The effective tax rate for 2014 differs from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.
14.    Pension and Other Postretirement Benefits
CPG provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, CPG provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for CPG. The expected cost of such benefits is accrued during the employees’ years of service. Current rates charged to customers of CPG include postretirement benefit costs. Cash contributions are remitted to grantor trusts.
Prior to the Separation, CPG was a participant in the consolidated NiSource defined benefit retirement plans and was allocated a ratable portion of NiSource’s grantor trusts for the plans in which its employees and retirees participated. As a result, CPG followed multiple employer accounting under the provisions of GAAP. CPG continues to follow multiple employer accounting following the Separation.
As of July 1, 2015, in connection with the Separation, accrued pension and postretirement benefit obligations for CPG participants and related plan assets were transferred to CPG. This event required a remeasurement of benefit obligations in accordance with ASC 715, Compensation - Retirement Benefits. Certain of CPG's actuarial assumptions were updated in connection with the remeasurement. As of July 1, 2015, CPG selected discount rates of 4.04% and 4.26% for determining the pension and postretirement benefit obligations, respectively. For the postretirement plans, CPG assumed a health care cost trend rate of 8.73% for the remainder of 2015, trending to 4.50% by 2022. CPG also selected an estimated long-term rate of return assumption of 8.10% for pension plan assets and 7.96% for postretirement plan assets. These assumptions were used in the determination of the net periodic benefit cost and obligation for the period from July 1, 2015 through December 31, 2015.
For the nine months ended September 30, 2015, CPG has made no contributions to its pension plans and contributed $3.0 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the components of CPG's net periodic benefits cost for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.6	$1.3	$0.2	$0.2
Interest cost	4.0	2.4	1.2	1.2
Expected return on assets	(7.0)	(4.2)	(4.6)	(4.0)
Amortization of prior service (credit) cost	(0.3)	(0.2)	(0.2)	0.1
Recognized actuarial loss (gain)	2.6	1.2	(0.1)	—
Total Net Periodic Benefit Cost (Income)	$0.9	$0.5	$(3.5)	$(2.5)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Income)
Service cost	$4.3	$3.7	$0.8	$0.8
Interest cost	11.0	10.3	3.5	3.5
Expected return on assets	(21.0)	(17.9)	(13.8)	(12.3)
Amortization of prior service (credit) cost	(0.9)	(0.7)	(0.5)	0.1
Recognized actuarial loss (gain)	7.3	4.9	(0.1)	—
Total Net Periodic Benefit Cost (Income)	$0.7	$0.3	$(10.1)	$(7.9)
15.    Fair Value
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
Long-term debt and long-term debt-affiliated. The fair values of these securities are estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2015	Estimated Fair Value as of September 30, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
Current portion of long-term debt-affiliated	$—	$—	$115.9	$120.0
Long-term debt	2,746.0	2,682.3	—	—
Long-term debt-affiliated	—	—	1,472.8	1,550.4

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.	Share-Based Compensation
Prior to the Separation, CPG employees participated in NiSource's Omnibus Incentive Plan (the "NiSource Plan") and had outstanding awards under the NiSource Director Stock Incentive Plan (“NiSource Director Plan”), which was terminated in 2010. Upon the Separation, outstanding CPG employee restricted stock units, performance units and employee director awards previously issued under the NiSource Plan and NiSource Director Plan were adjusted and converted into new CPG share-based awards under the Columbia Pipeline Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Plan") using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Separation. The performance targets applicable to the performance units were frozen at the levels achieved as of the Separation and pro-rated to reflect the proportion of the service period completed. Under the Omnibus Plan, these awards represent restricted stock units with no performance contingencies. All adjusted awards retained the vesting schedule of the original awards.
The Omnibus Plan term began on the effective date of the Separation. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of CPG available for awards is 8,000,000. At September 30, 2015, there were 7,673,737 shares reserved for future awards under the Omnibus Plan.
CPG recognized stock-based employee compensation expense of $0.1 million and $2.0 million during the three months ended September 30, 2015 and 2014, respectively, and $3.2 million and $3.2 million during the nine months ended September 30, 2015 and 2014, respectively. CPG recognized related tax benefits of zero and $0.7 million during the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $1.2 million during the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the total remaining unrecognized compensation cost related to nonvested awards amounted to $37.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Restricted Stock Units and Restricted Stock. In 2015, CPG granted restricted stock units and shares of restricted stock of 129,104, subject to service conditions. The total grant date fair value of the shares of restricted stock units and shares of restricted stock was $3.6 million, based on the average market price of CPG’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of September 30, 2015, 128,939 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2015 award.
In 2015, NiSource granted restricted stock units and shares of restricted stock that were converted into 450,107 CPG restricted stock units at Separation, subject to service conditions. The total grant date fair value of the shares of restricted stock units and shares of restricted stock was $11.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period converted into CPG common stock awards, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of September 30, 2015, 450,107 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2015 award.
In 2014, NiSource granted restricted stock units and shares of restricted stock that were converted into 198,532 CPG restricted stock units at Separation, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $4.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of September 30, 2015, 198,532 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2014 award.
In 2013, NiSource granted restricted stock units and shares of restricted stock that were converted into 31,655 CPG restricted stock units at Separation, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $0.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period converted into CPG common stock awards, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of September 30, 2015, 30,087 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2013 award.
If the employee terminates employment before the service conditions lapse under the 2013, 2014 and 2015 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units awarded prior to 2015 will immediately vest and all unvested shares of restricted stock and restricted stock units awarded in 2015 will immediately vest upon termination of employment occurring in connection with a change-in-control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee's date of termination.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	230,187	$20.27
Performance shares converted to restricted shares at Separation	1,460,401	15.66
Granted	579,211	26.30
Forfeited	(165)	28.25
Vested	(1,568)	18.24
Nonvested and Expected to Vest at September 30, 2015	2,268,066	$18.85
Performance Shares. In 2015, CPG granted 161,504 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $4.5 million, based on the average market price of CPG’s common stock at the date of grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance condition is based on achievement of relative total shareholder return, a non-GAAP market measure that CPG defines as the annualized growth in the dividends and share price of a share of CPG’s common stock (calculated using a 20 trading day average of CPG’s closing price, over a period beginning July 31, 2015 and ending on June 30, 2018) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on July 12, 2018 when the shares vest provided the performance criteria are satisfied. As of September 30, 2015, 161,504 nonvested performance shares were granted and outstanding of the 2015 award.
In 2014, NiSource granted performance shares that were converted to 586,219 CPG restricted stock units at Separation, subject to performance and service conditions. The grant date fair-value of the awards was $11.3 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. Through the conversion, the performance contingencies were removed from these awards. The service conditions lapse on February 28, 2017 when the shares vest. As of September 30, 2015, 586,219 nonvested restricted stock units were granted and outstanding of the 2014 award.
In 2013, NiSource granted performance shares that were converted to 874,182 CPG restricted stock units at Separation, subject to performance and service conditions. The grant date fair-value of the awards was $11.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. Through the conversion, the performance contingencies were removed from these awards. The service conditions lapse on January 30, 2016 when the shares vest. As of September 30, 2015, 874,182 nonvested restricted stock units were granted and outstanding for the 2013 award.
If the employee terminates employment before the performance and service conditions lapse under the 2013, 2014 and 2015 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Contingent Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	1,460,401	$15.66
Performance shares converted to restricted shares at Separation	(1,460,401)	15.66
Granted	161,504	28.16
Forfeited	—	—
Vested	—	—
Nonvested and Expected to Vest at September 30, 2015	161,504	$28.16
Non-employee Director Awards. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the first anniversary of the grant thereof subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of September 30, 2015, a total of 51,696 units are outstanding to non-employee directors under the Omnibus Plan. Of these awards, 13,495 were granted under the NiSource Plan and converted into CPG awards while the remaining 38,201 were granted by CPG subsequent to the Separation.
Fully vested restricted stock units that remained outstanding under the NiSource Plan and NiSource Director Plan as of the Separation date were converted into CPG awards. All such awards shall be distributed to the directors upon their separation from CPG's board of directors or such later date as elected. As of September 30, 2015, 225,431 restricted stock units remain outstanding.
401(k) Match, Profit Sharing and Company Contribution. CPG has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions. CPG also has a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay. CPG recognized 401(k) match, profit sharing and non-elective contribution expense of $2.2 million, and $2.3 million, respectively, for the three months ended September 30, 2015 and 2014 and $6.6 million, and $5.9 million, respectively, for the nine months ended September 30, 2015 and 2014.

17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, CPG and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a parent or subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2015 and the years in which they expire were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Letters of credit	$18.1	$—	$18.1	$—	$—	$—	$—
Other guarantees	43.0	—	0.6	2.0	—	—	40.4
Total commercial commitments	$61.1	$—	$18.7	$2.0	$—	$—	$40.4

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Lines and Letters of Credit. CPG maintains a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. CPG expects that $750.0 million of this facility will be utilized as credit support for Columbia OpCo and its subsidiaries and the remaining $750.0 million of this facility will be available for CPG’s general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program. As of September 30, 2015, CPG had $225.0 million in outstanding borrowings and $18.1 million in letters of credit outstanding under its revolving credit facility. CPPL maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures, and the funding of capital calls. As of September 30, 2015, CPPL had $20.0 million in outstanding borrowings and no letters of credit under its revolving credit facility.
Other Guarantees or Obligations. CPG has on deposit a letter of credit with MUFG Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium Pipeline's notes as required under the Deposit and Disbursement Agreement that governs the Millennium Pipeline notes. This account is to be drawn upon by the note holders in the event that Millennium Pipeline is delinquent on its principal and interest payments. The value of CPG’s letter of credit represents 47.5% (CPG’s ownership interest in Millennium Pipeline) of the debt service reserve account requirement, or $16.2 million. The total exposure for CPG is $16.2 million. CPG has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of September 30, 2015.
B.    Other Legal Proceedings. In the normal course of its business, CPG has been named as a defendant in various legal proceedings. In the opinion of CPG, the ultimate disposition of these currently asserted claims will not have a material impact on CPG’s condensed consolidated financial statements.
C.    Environmental Matters. CPG’s operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. CPG believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary material permits to conduct its operations.
It is CPG’s continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that CPG will not incur fines and penalties.
As of September 30, 2015 and December 31, 2014, CPG has liabilities recorded of approximately $8.5 million and $14.3 million, respectively, to cover environmental remediation at various sites. The current portion of these liabilities is included in “Other accruals” in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets (unaudited). CPG accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. As of the date of these financial statements, these expenditures are not estimable at some sites. CPG periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. CPG will continue to closely monitor developments in these matters.
National Ambient Air Quality Standards. The federal CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by gas transmission operations.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following NAAQS were recently added or modified:
Ozone: On October 1, 2015, the EPA issued a final rule lowering the NAAQS for ground-level ozone to 70 ppb under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA is required to include an adequate margin of safety in establishing the primary ozone standard for protection of public health, whereas the secondary ozone standard is intended to improve protection for trees, plants and ecosystems. The final rule becomes effective sixty days after the rule is published in the Federal Register. The EPA is required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017 and, depending on the severity of the ozone present, non-attainment areas will have until between 2020 and 2037 to meet the health standard. With the EPA lowering the ground-level ozone standard, states may be required to implement more stringent regulations. Based on the current version of the rule, CPG does not expect a material impact on its operations.
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
Climate Change. Future legislative and regulatory programs could significantly restrict emissions of greenhouse gases including methane.
New Source Performance Standards: On August 18, 2015, the EPA proposed to regulate fugitive methane emissions for compressor stations in the natural gas transmission and storage sector. The proposed rule was subsequently published in the Federal Register on September 18, 2015. Semiannual leak detection and repair requirements using optical gas imaging are proposed for all components at new or existing compressor stations. Existing compressor stations trigger leak detection and repair requirements if any unit at the facility is modified. The EPA proposed additional requirements for any new or modified centrifugal or reciprocating compressors. Replacement of wet seals with dry seals or demonstrating a 95% reduction of methane emissions from wet seals is proposed for centrifugal compressors and rod packing replacement for reciprocating compressors is proposed every 26,000 hours of operation or every three years. CPG will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Waste
CPG has liabilities associated with the cleanup of some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. The total liability related to these sites was $6.5 million and $12.5 million at September 30, 2015 and December 31, 2014, respectively. The liability represents CPG’s best estimate of the cost to remediate the facilities.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2015	$(13.9)	$(10.6)	$(24.5)
Other comprehensive income before reclassifications	(0.9)	(1.4)	(2.3)
Amounts reclassified from accumulated other comprehensive income	0.2	1.3	1.5
Net current-period other comprehensive income	(0.7)	(0.1)	(0.8)
Balance as of September 30, 2015	$(14.6)	$(10.7)	$(25.3)

Nine Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(17.9)	$(34.5)
Other comprehensive income before reclassifications	(0.9)	5.8	4.9
Amounts reclassified from accumulated other comprehensive income	0.7	1.4	2.1
Net current-period other comprehensive income	(0.2)	7.2	7.0
Allocation of accumulated other comprehensive loss to noncontrolling interest	2.2	—	2.2
Balance as of September 30, 2015	$(14.6)	$(10.7)	$(25.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Three Months Ended September 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2014	$(17.1)	$(8.4)	$(25.5)
Other comprehensive income before reclassifications	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive income	0.3	(0.1)	0.2
Net current-period other comprehensive income	0.3	(0.2)	0.1
Balance as of September 30, 2014	$(16.8)	$(8.6)	$(25.4)

Nine Months Ended September 30, 2014 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2014	$(17.6)	$(8.2)	$(25.8)
Other comprehensive income before reclassifications	—	(0.1)	(0.1)
Amounts reclassified from accumulated other comprehensive income	0.8	(0.3)	0.5
Net current-period other comprehensive income	0.8	(0.4)	0.4
Balance as of September 30, 2014	$(16.8)	$(8.6)	$(25.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Equity Investment
Millennium Pipeline is an equity method investment, and, therefore, CPG is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at September 30, 2015 of $14.6 million, after tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $14.6 million, after tax, and $16.6 million, after tax, at September 30, 2015 and December 31, 2014, respectively, is included in gains and losses on cash flow hedges above.
19.    Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
AFUDC Equity	$6.5	$3.9	$15.0	$8.2
Miscellaneous	0.2	(0.3)	1.6	—
Total Other, net	$6.7	$3.6	$16.6	$8.2
20.    Supplemental Cash Flow Information
The following table provides additional information regarding CPG’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014:

(in millions)	2015	2014
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$219.9	$96.4
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$41.9	$55.0
Cash paid for income taxes(2)	30.8	46.9
(1) Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).
(2) Cash paid for income taxes for the nine months ended September 30, 2015 includes $20.9 million paid to NiSource under the Tax Allocation Agreement.
21.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three and nine months ended September 30, 2015 and 2014. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$35.3	11.0%	$36.2	11.4%

Nine Months Ended September 30,	2015		2014
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$120.4	12.3%	$119.8	11.9%
(1) Represents the gross amount of revenue contracted for with Columbia Gas of Ohio and, therefore, subject to risk at the loss of

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

this customer. Columbia Gas of Ohio has entered into certain capacity release arrangements with third parties which ultimately can decrease the net revenue amount we receive from Columbia Gas of Ohio in any given period.
The loss of a significant portion of operating revenues from this customer could have a material adverse effect on the business of CPG.

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
This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated interim financial statements and the notes thereto and our consolidated financial statements and notes thereto included in our Information Statement.
Note regarding forward-looking statements
This Form 10-Q contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	restrictions in our existing and any future credit facilities;

•	capital market performance and other factors that may decrease the value of benefit plan assets;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation;

•	the qualification of the Separation as a tax-free distribution;

•	our ability to achieve the benefits that we expect to achieve as an independent publicly traded company;

•	our dependence on NiSource to provide us with certain services following the Separation; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in our registration statement on Form 10 originally filed with the SEC on February 6, 2015, as amended and declared effective on June 2, 2015 (the "Form 10") and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Separation
On June 2, 2015, NiSource announced that its board of directors approved the separation of CPG from NiSource (the “Separation”) through the distribution of CPG common stock to holders of NiSource common stock as of June 19, 2015 (the “Record Date”). On July 1, 2015, NiSource distributed, pursuant to an effective registration statement on Form 10, 317.6 million shares, one share of CPG common stock for every one share of NiSource common stock held by NiSource shareholders on the Record Date. As of July 1, 2015, CPG is an independent, publicly traded company, and NiSource does not retain any ownership interest in CPG. CPG's common stock began trading "regular-way" under the ticker symbol "CPGX" on the NYSE on July 2, 2015.
Executive Overview
We are a growth-oriented Delaware corporation formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets.
We own approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. Our revenue, excluding revenues generated from cost recovery under certain regulatory tracker mechanisms, which we refer to as “tracker-related revenues,” generated under firm revenue contracts was 95% and 94% for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, these contracts had a weighted average remaining contract life of 5.0 years. We own these assets through Columbia OpCo, a partnership between our wholly owned subsidiary CEG and CPPL.
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
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions:

•
Chesapeake LNG. This approximately $28 million project was placed into service in the second quarter of 2015 and replaced 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives.

•
West Side Expansion (Columbia Gulf-Bi-Directional). This project increased capacity by up to 540,000 Dth/d to transport Marcellus production originating in West Virginia to Gulf Coast markets on the Columbia Gulf system. A portion of the project was placed in service in the fourth quarter of 2014 and the remaining portion will be placed into service in the fourth quarter of 2015. The total investment for the project is $113 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•
Big Pine Expansion. We are investing approximately $75 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. The project piping was placed into service in the third quarter of 2015 and we expect the compression to be placed into service in the second quarter of 2016.

•
East Side Expansion. We have received FERC authorization to construct facilities to provide access for production from the Marcellus shale to northeastern and mid-Atlantic markets. The approximately $295 million project added 312,000 Dth/d of capacity and was placed into service in the fourth quarter of 2015.

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. The initial project went into service during the third quarter of 2015 and we expect to invest approximately $120 million through 2018.

•
Kentucky Power Plant Project. We expect to invest approximately $25 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed into service in the second quarter of 2016.

•
Gibraltar Project. We expect to invest approximately $270 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service date in the fourth quarter of 2016.

•
Utica Access Project. We expect to invest approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Utica production access to liquid trading points on Columbia Gas Transmission's system. This project is expected to be placed into service in the fourth quarter of 2016.

•
Leach XPress. This project will provide approximately 1.5 MMDth/d of capacity from the Marcellus and Utica production regions to the Leach compressor station located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Gas Transmission system. We expect the project, which involves an estimated investment of $1.4 billion, to be placed into service in the fourth quarter of 2017.

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $380 million, to be placed into service in the fourth quarter of 2017.

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed into service in the fourth quarter of 2017.

•
Cameron Access Project. This project, which involves an investment of approximately $310 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed into service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $850 million, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed into service in the fourth quarter of 2018.

•
Mountaineer XPress. This approximately $2.0 billion project will provide new takeaway capacity for Marcellus and Utica production. The project will provide up to 2.7 MMDth/d of firm transportation capacity on the Columbia Gas Transmission system. We expect this project to be placed into service in the fourth quarter of 2018.

•
Gulf XPress. Gulf XPress will provide 860,000 Dth/d of firm transportation capacity for Marcellus and Utica production on the Columbia Gulf system. This project involves an investment of approximately $0.7 billion and is expected to be placed into service in the fourth quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•
Millennium Eastern System Upgrade. We intend to invest approximately $130 million through our ownership stake in Millennium Pipeline to expand eastward flow capacity by 237,500 Dth/d to Ramapo and other nearby points on the system. We expect this project to be placed into service in the fourth quarter of 2018.

In 2013, the FERC approved the modernization settlement entered into by Columbia Gas Transmission and its customers that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission expects to place approximately $319 million in modernization investments into service during 2015.
Items Affecting Comparability of our Financial Results
The historical financial results discussed below may not be comparable to our future financial results for the following reasons:

•	Following the Separation, we incur incremental general and administrative expenses as a result of being a public company.

•	Following the Separation, amounts reflected in our historical consolidated financial statements as revenue from affiliates are reflected as unaffiliated third-party revenue.

•
We have entered into two revolving credit facilities—the $500.0 million CPPL revolving credit facility, which became effective upon the closing of CPPL's IPO, and our $1,500.0 million revolving credit facility, which became effective at the time of the Separation. As of September 30, 2015, CPPL had borrowed $20.0 million under its revolving credit facility and we had borrowed $225.0 million and issued $18.1 million in letters of credit under our revolving credit facility. In addition, prior to the Separation, we sold $2,750.0 million of senior unsecured notes. The net proceeds of $2,722.3 million from that offering were used to repay $1,087.3 million of intercompany debt and pay a $1,450.0 million special dividend to NiSource. As a result, interest expense incurred on intercompany debt will be eliminated and replaced with interest expense on our credit facilities and our notes.

•
We own a 46.5% interest in CPPL. We control CPPL through our ownership of its general partner. Our financial statements after the Separation consolidate all of CPPL’s financial results with ours in accordance with GAAP. Consequently, our consolidated financial statements include CPPL as a consolidated subsidiary, and the public’s 53.5% interest will be reflected as a noncontrolling interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Results of Operations
Three and Nine Months Ended September 30, 2015
The following schedule presents our historical consolidated key operating and financial metrics.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Operating Revenues
Transportation revenues	$266.2	$236.0	$752.4	$743.4
Transportation revenues-affiliated	—	18.8	47.5	66.2
Storage revenues	49.5	35.9	122.3	108.2
Storage revenues-affiliated	—	13.2	26.2	40.1
Other revenues	5.2	14.1	28.6	49.4
Total Operating Revenues	320.9	318.0	977.0	1,007.3
Operating Expenses
Operation and maintenance	186.5	162.6	456.0	475.4
Operation and maintenance-affiliated	—	32.1	52.9	89.9
Depreciation and amortization	35.0	29.3	101.4	87.9
Gain on sale of assets and impairment, net	(38.4)	(3.0)	(50.2)	(20.8)
Property and other taxes	17.3	14.5	55.5	50.3
Total Operating Expenses	200.4	235.5	615.6	682.7
Equity Earnings in Unconsolidated Affiliates	15.4	12.0	44.5	32.9
Operating Income	135.9	94.5	405.9	357.5
Other Income (Deductions)
Interest expense	(29.4)	—	(42.3)	—
Interest expense-affiliated	—	(14.4)	(29.3)	(39.1)
Other, net	6.7	3.6	16.6	8.2
Total Other Deductions, net	(22.7)	(10.8)	(55.0)	(30.9)
Income from Continuing Operations before Income Taxes	113.2	83.7	350.9	326.6
Income Taxes	38.3	30.0	118.8	120.5
Income from Continuing Operations	74.9	53.7	232.1	206.1
Loss from Discontinued Operations-net of taxes	(0.1)	(0.1)	(0.4)	(0.6)
Net Income	74.8	$53.6	231.7	$205.5
Less: Net income attributable to noncontrolling interest	11.8		27.9
Net income attributable to CPG	$63.0		$203.8
Throughput (MMDth)
Columbia Gas Transmission	284.3	264.1	1,096.7	1,023.9
Columbia Gulf	137.5	143.0	420.5	473.3
Crossroads	3.1	3.2	11.7	12.4
Total	424.9	410.3	1,528.9	1,509.6

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating Revenues. Operating revenues were $320.9 million for the third quarter of 2015, an increase of $2.9 million from the same period in 2014. The increase in operating revenues was due primarily to increased demand revenue of $28.1 million largely from the CCRM, the West Side Expansion growth project and other new contracts, partially offset by a decrease of $14.8 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $8.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Operating Expenses. Operating expenses were $200.4 million for the third quarter of 2015, a decrease of $35.1 million from the same period in 2014. The decrease in operating expenses was primarily due to increased gains on the conveyances of mineral interests of $33.0 million, decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues of $14.8 million, and lower employee and administrative expenses of $2.8 million. These variances were partially offset by increased depreciation of $5.7 million and higher other taxes of $2.8 million primarily due to higher levels of in-service assets. Additionally, there were increased outside service costs of $2.9 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $15.4 million for the third quarter of 2015, an increase of $3.4 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service.
Other Income (Deductions). Other income (deductions) in the third quarter of 2015 reduced income by $22.7 million compared to a reduction in income of $10.8 million in the same period in 2014. The increased expense was primarily due to an increase in interest expense of $15.0 million resulting from the issuance of long-term debt in May 2015, partially offset by an increase of $2.7 million in the equity portion of AFUDC.
Income Taxes. The effective income tax rates were 33.8% and 35.8% in the third quarter of 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was primarily due to income received following CPPL’s IPO that is not subject to income tax at the partnership level, as well as the effects of tax credits, state income taxes, utility rate-making and other permanent book-to-tax differences.
Throughput. Throughput totaled 424.9 MMDth for the third quarter of 2015, compared to 410.3 MMDth for the same period in 2014. The increase of 14.6 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production and increased deliveries to power generation plants.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating Revenues. Operating revenues were $977.0 million for the nine months ended September 30, 2015, a decrease of $30.3 million from the same period in 2014. The decrease in operating revenues was due primarily to a decrease of $90.3 million attributable to recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, decreased mineral rights royalty revenue of $12.6 million and lower condensate revenues of $3.4 million. These decreases were partially offset by increased demand revenue of $83.9 million primarily from the CCRM, the West Side Expansion growth project and other new contracts.
Operating Expenses. Operating expenses were $615.6 million for the nine months ended September 30, 2015, a decrease of $67.1 million from the same period in 2014. The decrease in operating expenses was primarily due to $90.3 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and increased gains on the conveyances of mineral interests of $28.8 million. These variances were partially offset by higher outside service costs of $15.9 million, increased depreciation of $13.5 million and higher other taxes of $5.2 million primarily due to higher levels of in-service assets. Additionally, there were increased employee and administrative expenses of $11.8 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $44.5 million for the nine months ended September 30, 2015, an increase of $11.6 million from the same period in 2014. Equity earnings increased primarily due to the Pennant joint venture going fully in-service and new compression assets being placed into service at Millennium Pipeline.
Other Income (Deductions). Other income (deductions) for the nine months ended September 30, 2015 reduced income by $55.0 million compared to a reduction in income of $30.9 million in the same period in 2014. The increased expense was primarily due to an increase of $32.5 million in interest expense resulting from the issuance of long-term debt in May 2015, partially offset by an increase of $6.8 million in the equity portion of AFUDC and higher interest income of $4.0 million.
Income Taxes. The effective income tax rates were 33.9% and 36.9% for the nine months ended September 30, 2015 and 2014, respectively. The change in the overall effective tax rates between 2015 and 2014 was primarily due to income received following CPPL’s IPO that is not subject to income tax at the partnership level, as well as the effects of tax credits, state income taxes, utility rate-making and other permanent book-to-tax differences.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Throughput. Throughput totaled 1,528.9 MMDth for the nine months ended September 30, 2015, compared to 1,509.6 MMDth for the same period in 2014. The increase of 19.3 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Non-GAAP Financial Measures
We provide below a discussion of certain non-GAAP financial measures that from time to time we provide to investors as additional information in order to supplement our financial statements, which are presented in accordance with GAAP.
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees and one-time transition costs, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments and costs associated with the Separation. We define Distributable Cash Flow as Adjusted EBITDA less net cash interest expense, maintenance capital expenditures, gain on sale of assets, net cash paid for taxes, and distributions to public unitholders plus proceeds from the sale of assets, interest income, capital costs related to the Separation and any other known differences between cash and income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net Income	$74.8	$53.6	$231.7	$205.5
Add:
Interest expense	29.4	—	42.3	—
Interest expense-affiliated	—	14.4	29.3	39.1
Income taxes	38.3	30.0	118.8	120.5
Depreciation and amortization	35.0	29.3	101.4	87.9
Impairments and Separation costs	6.5	—	8.3	—
Distributions of earnings received from equity investees	16.2	14.7	44.1	27.6
Less:
Equity earnings in unconsolidated affiliates	15.4	12.0	44.5	32.9
Other, net	6.7	3.6	16.6	8.2
Adjusted EBITDA	$178.1	$126.4	$514.8	$439.5
Less:
Adjusted EBITDA attributable to noncontrolling interest	14.7		35.8
Adjusted EBITDA attributable to CPG	$163.4		$479.0

Net Cash Flows from Operating Activities	$147.4	$108.1	$414.2	$445.5
Interest expense	29.4	—	42.3	—
Interest expense-affiliated	—	14.4	29.3	39.1
Current taxes	(7.5)	(1.2)	41.1	41.7
Gain on sale of assets and impairment, net	38.4	3.0	50.2	20.8
Other adjustments to operating cash flows	4.0	(2.7)	(0.3)	(7.2)
Changes in assets and liabilities	(33.6)	4.8	(62.0)	(100.4)
Adjusted EBITDA	$178.1	$126.4	$514.8	$439.5
Less:
Adjusted EBITDA attributable to noncontrolling interest	14.7		35.8
Adjusted EBITDA attributable to CPG	$163.4		$479.0

Adjusted EBITDA	$178.1		$514.8
Less:
Cash interest, net	29.4		71.6
Maintenance capital expenditures(1)	58.3		168.3
Gain on sale of assets	39.0		52.6
Net cash (received) paid for taxes	(7.5)		41.1
Distributions to public unitholders	9.0		13.9
Add:
Proceeds from sales of assets	36.0		53.3
Interest income	2.6		2.6
Capital costs related to Separation	22.8		66.4
Distributable Cash Flow	$111.3		$289.6
(1) Includes non-recurring capital expenditures related to the separation of CPG consisting primarily of IT assets transferred from NiSource which reside at CPGSC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations and pay dividends to our shareholders, as deemed appropriate. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
On May 22, 2015, we sold $2,750.0 million of senior unsecured notes. The net proceeds from the sale were used to repay approximately $1,087.3 million of intercompany short-term and long-term debt between CPG and NiSource and to pay a $1,450.0 million special dividend to NiSource. We intend to use the remaining net proceeds for our general corporate purposes.
Following the Separation, our sources of liquidity include:

•	cash on hand;

•	cash generated from our operations;

•	our $1,500.0 million revolving credit facility and our commercial paper program;

•	CPPL's $500.0 million revolving credit facility;

•	debt offerings; and

•	equity offerings, including CPPL equity offerings.
We believe that cash on hand, cash generated from operations and availability under our credit facilities will be adequate to meet our operating needs, our planned short-term debt service requirements and anticipated dividends to our shareholders. We believe that future internal growth projects will be funded primarily through borrowings under our credit facilities or through issuances of debt and equity securities.
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash from financing activities for the nine months ended September 30, 2015 and 2014, were as follows:

	Nine Months Ended September 30,
(in millions)	2015	2014
Net cash from operating activities	$414.2	$445.5
Net cash used for investing activities	(642.6)	(617.6)
Net cash from financing activities	291.7	172.1
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2015 was $414.2 million, a decrease of $31.3 million compared to the nine months ended September 30, 2014. The decrease in net cash from operating activities was primarily attributable to customer deposits related to growth projects of $75.6 million received in the prior year, offset by other changes in working capital.
Pension and Other Postretirement Plan Funding. We expect to make contributions of approximately $0.3 million to our pension plans and approximately $8.5 million to our postretirement medical and life plans in 2015. For the nine months ended September 30, 2015, we had no contributions to our pension plans and contributed $3.0 million to our other postretirement medical and life plans.
Investing Activities
Capital expenditures for the nine months ended September 30, 2015 were $833.0 million, compared to $527.4 million for the comparable period in 2014. This increased spending is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2015 capital expenditures to be approximately $1.2 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Short-term lendings-affiliated for the nine months ended September 30, 2015 were an inflow of $145.5 million, compared to an outflow of $33.6 million for the comparable period in 2014. This change is due to the settlement of the NiSource money pool in connection with the Separation.
Contributions to equity investees decreased $62.4 million. During the nine months ended September 30, 2015, contributions of $1.4 million were made to Millennium Pipeline. During the nine months ended September 30, 2014, we contributed $61.2 million and $2.6 million to Pennant and Millennium Pipeline, respectively, to fund capital projects. Distributions received from equity investees increased by $15.1 million primarily due to an additional member joining the Pennant joint venture.
Proceeds from disposition of assets increased $47.4 million primarily due to increased proceeds received on conveyances of mineral rights positions.

Financing Activities
Net cash from financing activities for the nine months ended September 30, 2015 was $291.7 million, an increase of $119.6 million compared to the nine months ended September 30, 2014. The increase in net cash from financing activities was primarily due to the long-term debt issuance of $2,745.9 million and net proceeds of the CPPL IPO of $1,168.4 million offset by the repayment of approximately $1,087.3 million of intercompany debt and short-term borrowings, including, net amounts due from the money pool between CPG and NiSource Finance in May 2015, the special dividend of $1,450.0 million to NiSource, the $500.0 million return of pre-formation capital expenditures to NiSource, and a $39.7 million dividend paid on CPG common stock. Refer to Note 2, “CPPL Initial Public Offering” and Note 5, "Transactions with Affiliates" in the Notes to Consolidated Financial Statements (unaudited) for more information.
Dividends.  We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our board of directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. We declared a quarterly cash dividend of $0.125 per common share on August 4, 2015, payable on November 20, 2015, to shareholders at the close of business on October 30, 2015.
Description of Senior Unsecured Notes. On May 22, 2015, we sold $2,750.0 million of senior unsecured notes. The $2,750.0 million of senior unsecured notes are comprised of $500.0 million of 2.45% senior notes due 2018 (the “2018 Notes”), $750.0 million of 3.30% senior notes due 2020 (the “2020 Notes”), $1,000.0 million of 4.50% senior notes due 2025 (the “2025 Notes”) and $500.0 million of 5.80% senior notes due 2045 (the “2045 Notes” and, together with the 2018 Notes, 2020 Notes and 2025 Notes, the “Notes”). The Notes were issued at a discount and incurred estimated issuance costs, resulting in net proceeds of approximately $2,722.3 million.
Indenture. The Notes are governed by an Indenture, dated as of May 22, 2015 (the “Indenture”), by and among CPG and the Guarantors named in the Indenture (the “Guarantors”) with U.S. Bank National Association, as trustee (the “Trustee”).
The initial Guarantors are three subsidiaries of CPG, CEG, Columbia OpCo and OpCo GP. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Guarantors. Each guarantee of CPG’s obligations under the Notes is a direct, unsecured and unsubordinated obligation of the Guarantor and has the same ranking with respect to indebtedness of that Guarantor as the Notes have with respect to CPG’s indebtedness.
The guarantees of any Guarantor may be released under certain circumstances. First, if CPG discharges or defeases its obligations with respect to the Notes of any series, then any guarantee will be released with respect to that series. Second, if no event of default has occurred and is continuing under the Indenture, a Guarantor will be automatically and unconditionally released and discharged from its guarantee (i) at any time after June 1, 2018, upon any sale, exchange or transfer, whether by way of merger or otherwise, to any person that is not CPG’s affiliate, of all of CPG’s direct or indirect limited partnership, limited liability or other equity interests in the Guarantor; (ii) upon the merger of a guarantor into CPG or any other Guarantor or the liquidation and dissolution of such Guarantor; or (iii) at any time after June 1, 2018, upon release of all guarantees or other obligations of the Guarantor with respect to any of CPG’s funded debt, except the Notes.
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
CPG Revolving Credit Facility. CPG entered into a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. The revolving credit facility became effective as of the Separation with a termination date of July 2, 2020. CPG expects that $750.0 million of this facility will be utilized as credit support for Columbia OpCo and its subsidiaries and that the remaining $750.0 million of this facility will be available for CPG’s general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program.
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
As of September 30, 2015, CPG was in compliance with these covenants. As of September 30, 2015, CPG had $225.0 million in outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility.
CPPL Revolving Credit Facility. CPPL has a $500.0 million senior revolving credit facility, of which $50.0 million is available for the issuance of letters of credit. The revolving credit facility became effective at the closing of CPPL's IPO with a termination date of February 11, 2020. The credit facility is available for general partnership purposes, including working capital and capital expenditures, including the funding of capital calls.
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
CPPL's revolving credit agreement also contains certain financial covenants that require CPPL to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the test period ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the CPPL revolving credit agreement), then the leverage ratio may not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPPL or any guarantor.
As of September 30, 2015, CPPL was in compliance with these covenants. As of September 30, 2015, CPPL had $20.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
CPG Commercial Paper Program. On October 5, 2015, CPG established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. CEG, OpCo GP and Columbia OpCo have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

issuances of the Promissory Notes are expected to be used for general corporate purposes. CPG does not expect to issue Promissory Notes at any time in excess of amounts available under its revolving credit facility.
Credit ratings. On May 4, 2015, CPG received initial credit ratings with a stable outlook from Standard & Poor's, Moody's and Fitch of BBB-, Baa2, and BBB-, respectively. Although all ratings are investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade. CPG is committed to maintaining its investment grade credit ratings.
Following the Separation, CPG and its subsidiaries are no longer party to agreements that contain "ratings triggers" that require increased collateral if the credit ratings of CPG or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. However, there are agreements that contain "adequate assurance" or "material adverse change" provisions that could necessitate additional credit support, such as letters of credit and cash collateral to transact business.
Contractual Obligations. As of September 30, 2015, $20.0 million was drawn on the CPPL revolving credit facility and $225.0 million was drawn on the CPG revolving credit facility. On May 22, 2015, we sold $2,750.0 million of senior unsecured notes. The net proceeds from the sale were used to repay approximately $1,087.3 million of intercompany short-term and long-term debt between CPG and NiSource. Refer to Note 6, "Long-Term Debt" in the Notes to Consolidated Financial Statements (unaudited) for more information.
The table below summarizes the short-term borrowings and long-term debt obligations as of September 30, 2015:

(in millions)	Total	2015	2016	2017	2018	2019	After
Short-term borrowings	$245.0	$245.0	$—	$—	$—	$—	$—
Long-term debt(1)	2,750.0	—	—	—	500.0	—	2,250.0
Interest payments on long-term debt	1,483.6	58.6	111.0	111.0	104.9	98.8	999.3
Total contractual obligations	$4,478.6	$303.6	$111.0	$111.0	$604.9	$98.8	$3,249.3
(1) Long-term debt balance excludes unamortized discounts of $4.0 million.
There were no material changes during the nine months ended September 30, 2015 to CPG’s pipeline transportation capacity agreements and operating lease contractual obligations as of December 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Other Information

Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Information Statement. There were no significant changes to critical accounting policies for the period ended September 30, 2015.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on these costs in relation to line-of-credit agreements stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. CPG is required to adopt ASU 2015-03 and ASU 2015-15 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-03 and ASU 2015-15 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively with early adoption permitted on a limited basis. CPG is currently evaluating the impact the adoption of ASU 2014-09 and ASU 2015-14 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. CPG is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited) but does not anticipate that the impact will be material.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. CPG is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited) but does not anticipate that the impact will be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Group, Inc.

Please see Note 15 (“Other Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the section entitled "Risk Factors" in our registration statement on Form 10 dated and filed with the SEC on February 6, 2015, as amended and declared effective on June 2, 2015, or previous Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Annual Shareholders’ Meeting
Our 2016 Annual Meeting of shareholders (the “2016 Annual Meeting”) will be held on May 10, 2016. The official notice for the 2016 Annual Meeting and proxy materials are expected to be mailed and/or available to shareholders on or about April 5, 2016. At the meeting, the Company will elect two directors, ratify the appointment of the Company’s independent registered public accounting firm and conduct such other business as may properly come before the Annual Meeting.
Rule 14a-8 Proposal Deadline
In accordance with Rule 14a-8 under the Exchange Act, shareholder proposals for inclusion in the proxy or related materials for the 2016 Annual Meeting must be delivered to, or mailed to, and received by the Corporate Secretary, Columbia Pipeline Group, Inc., 5151 San Felipe St., Suite 2500 Houston, Texas 77056 no later than December 2, 2015. Shareholder proposals must comply with the requirements of Rule 14a-8.
Bylaws Advance Notice Deadline
Shareholders who want to bring a nominee for director or other business before the 2016 Annual Meeting, other than through a shareholder proposal pursuant to the SEC’s rules described above, must notify the Corporate Secretary of the Company in writing and provide the information required by the provision of our Bylaws dealing with timing of notice of shareholder proposals. In accordance with the requirements for timing of notice set forth in the Company’s Bylaws, shareholders must provide notice in writing that must be delivered to, or mailed to, and received by the Corporate Secretary, Columbia Pipeline Group, Inc., 5151 San Felipe St., Suite 2500 Houston, Texas 77056, no earlier than January 11, 2016 and no later than the later February 10, 2016. Such nominees when submitted must be in full compliance with applicable law and our Bylaws.
The Company’s bylaws are available in the Corporate Governance section of the Investors tab of the Company’s website at www.cpg.com. Information on the Company’s website is not incorporated into this Form 10-Q or the Company’s other securities filings and is not a part of them.

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

(10.1)	Form of Commercial Paper Dealer Agreement (Incorporated by reference to Exhibit 10.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on October 6, 2015).

(10.2)*
Amended and Restated System Money Pool Agreement, dated as of July 1, 2015, by and among Columbia Pipeline Group, Inc., Columbia Pipeline Group Services Company, as administrative agent, and the direct and indirect subsidiaries of Columbia Pipeline Group, Inc.

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

Columbia Pipeline Group, Inc.
(Registrant)

Date:	November 3, 2015	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)