Form 10-K/A
period 2015-12-31
Columbia Pipeline Group, Inc.
filed 2016-04-07
CIK 1629995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, there was no public market for the registrant’s common stock.

There were 400,383,243 shares of Common Stock, $0.01 Par Value outstanding as of April 6, 2016.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to the Annual Report on Form 10-K of Columbia Pipeline Group, Inc. (“CPG” or the “Company”) for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2016 (the “Original Form 10-K”), is being filed for the purpose of amending Items 10, 11, 12, 13 and 14 of Part III. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in a Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end.

On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“Ultimate Parent”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect wholly owned subsidiary of Ultimate Parent.

As a result of the proposed Merger, CPG no longer expects to hold a 2016 annual meeting of stockholders, and therefore does not intend to file a definitive proxy statement in connection therewith in 2016. CPG is filing this Amendment to provide certain information required by Part III (Items 10 11, 12, 13 and 14) to be incorporated into CPG’s 10-K. The listing of the definitive proxy statement on the cover page of the Original Form 10-K as a document incorporated by reference has been deleted.

As required by the rules of the SEC, this Amendment sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s chief executive officer and chief financial officer. Because no financial statements or financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as otherwise stated herein, no other information contained in the Original Form 10-K has been updated by this Amendment other than updating the cover page of the Original Form 10-K. This Amendment should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth certain information, as of the date of this amendment, regarding the Company’s directors and executive officers:

Name	Age	Position
Robert C. Skaggs, Jr.	61	Chairman of the Board and Chief Executive Officer
Stephen P. Smith	55	Executive Vice President and Chief Financial Officer
Glen L. Kettering	61	President
Stanley G. Chapman, III	50	Executive Vice President and Chief Commercial Officer
Shawn L. Patterson	43	Executive Vice President and Chief Operations Officer
Brett A. Stovern	50	Executive Vice President and Chief Operating Officer- Columbia Midstream
Karl Brack	51	Senior Vice President of Human Resources and Employee Engagement
Robert E. Smith	46	Senior Vice President and General Counsel
Jon D. Veurink	51	Senior Vice President and Chief Accounting Officer
Lester P. Silverman	69	Director
Sigmund L. Cornelius	61	Director
Marty R. Kittrell	59	Director
W. Lee Nutter	72	Director
Deborah S. Parker	63	Director
Teresa A. Taylor	52	Director

Set forth below is biographical information about each of the Company’s executive officers and directors. Executive officers serve at the discretion of the Board.

Robert C. Skaggs, Jr. Mr. Skaggs has been Chairman of the Board and Chief Executive Officer (“CEO”) since July 2015 and is responsible for the strategic direction of the Company. Prior to the Company’s separation from NiSource (the “Separation”), Mr. Skaggs had served as CEO and a director of NiSource since 2005 and President since 2004.

The Board believes it is important that the Company’s CEO serve on the Board. Mr. Skaggs has a unique understanding of the challenges and issues facing the Company. Prior to October 2004, Mr. Skaggs was Executive Vice President, Regulated Revenue for NiSource, responsible for developing regulatory strategies and leading external relations across all of the corporation’s energy distribution markets as well as its extensive interstate pipeline system. He also led regulated commercial activities, including large customer and marketer relations and energy supply services, as well as federal governmental relations. This wide and deep experience provides an incomparable knowledge of our operations, our markets and our people. Over the course of his career, Mr. Skaggs has been involved in a wide array of community-based organizations as well as a number of industry organizations, further providing him with a valuable perspective on the entities the Company serves and the issues facing our industry. Mr. Skaggs is a member of the board of directors of CPP GP LLC, the general partner of Columbia Pipeline Partners LP and Cloud Peak Energy Inc., as well as the National Safety Council’s board of directors and the board of trustees at the Universities Research Association, Inc. He also is past chairman of the American Gas Association’s board of directors. He also is a trustee of the Columbia Pipeline Group Charitable Foundation.

Stephen P. Smith. Mr. Smith serves as Executive Vice President and Chief Financial Officer of the Company and is responsible for the Company’s Finance functions. Prior to the Company’s Separation from NiSource Inc. in July 2015, Mr. Smith served in the same role at NiSource. Mr. Smith earned a Master of Business Administration degree from the University of Chicago Graduate School of Business and a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines. He serves as a Director and Audit Committee member of Natural Resource Partners, L.P., a publicly traded master limited partnership engaged in owning mineral reserve properties. Mr. Smith also is a Board Member of the Columbus Metropolitan Library Foundation and serves on its Finance & Audit Committee.

Glen L. Kettering. Mr. Kettering serves as President of the Company and oversees all day-to-day operations as well as the execution of the Company’s capital investment, modernization and growth strategies. Before the

Company’s Separation from NiSource , Mr. Kettering served in a similar role as the Group CEO of NiSource’s CPG Business Unit. Prior to being named CPG Group CEO in April 2014, Mr. Kettering served as Senior Vice President, Corporate Affairs, where he was responsible for leading NiSource’s investor relations, communications and federal government affairs functions. He joined the law department of Columbia Gas Transmission in 1979 and has served in a variety of legal, regulatory, commercial and executive roles, including President of Columbia Gas Transmission and Columbia Gulf Transmission. Mr. Kettering earned a bachelor’s degree in business administration from West Virginia University and a law degree from the West Virginia University College of Law. He is a member of the Energy Bar Association and the West Virginia State Bar. He also serves as a trustee of the Columbia Pipeline Group Charitable Foundation.

Stanley G. Chapman, III. Mr. Chapman serves as Executive Vice President and Chief Commercial Officer of the Company and is responsible for all commercial operations, which includes marketing, business development, gas control, customer service, rates and regulatory affairs, and strategy for the Company’s regulated assets. Prior to the Company’s Separation from NiSource, Mr. Chapman served in a similar role for NiSource’s CPG Business Unit. Prior to joining NiSource, Mr. Chapman was employed by El Paso Pipeline Company and its predecessor Tenneco Energy for nearly 23 years, where he last served as Vice President for Marketing, Business Development and Asset Optimization for its eastern pipelines. He currently is a member of the Interstate Natural Gas Association of America, the Southern Gas Association, and the North American Energy Standards Board where he holds various leadership and committee positions. Mr. Chapman earned a Bachelor of Science degree in Economics from Texas A&M University along with a Master of Business Administration from the University of St. Thomas.

Shawn L. Patterson. Mr. Patterson serves as Executive Vice President and Chief Operations Officer of the Company and is responsible for capital execution, engineering, operations, integrity, reliability and project management across the Company. Prior to the Company’s Separation from NiSource, Mr. Patterson served as President of Operations and Project Delivery of NiSource’s Columbia Pipeline Group business unit, a position he held since March 2012. Mr. Patterson has held various operational leadership roles with NiSource Electric and Gas utilities for the past 20 years. Prior to his career at Columbia Pipeline Group, Mr. Patterson served as the Chief Operating Officer for NiSource Gas Distribution. He currently serves on the board of the Southern Gas Association and is a member of the Governor’s STEM Council in West Virginia. Mr. Patterson earned a Bachelor of Science degree in Civil Engineering from Rose Hulman Institute of Technology along with a Master of Business Administration from the University of Notre Dame.

Brett A. Stovern. Mr. Stovern serves as Executive Vice President and Chief Operating Officer—Columbia Midstream. Prior to the Company’s Separation from NiSource, Mr. Stovern served in a similar role for NiSource’s Columbia Pipeline Group business unit, a position he held since April 2014. Mr. Stovern was NiSource’s Columbia Pipeline Group business unit Chief Financial Officer from 2010 to April 2014. Prior to his career at Columbia Pipeline Group, Mr. Stovern was Vice President and Treasurer of AGL Resources Inc. Mr. Stovern earned a Bachelor of Science degree in Accounting from California State Polytechnic University and is a Certified Public Accountant.

Karl Brack. Mr. Brack serves as Senior Vice President of Human Resources and Employee Engagement for the Company. Prior to the Company’s Separation from NiSource Inc. in July 2015, Mr. Brack served as the Senior Vice President of Corporate Affairs of NiSource since April 2014. Mr. Brack joined Columbia Gas Transmission in 1987 and has served in a variety of business unit and corporate communications, organizational development and employee engagement roles, including as NiSource’s Vice President of Communication and Engagement Strategies. Mr. Brack earned a Bachelor of Arts degree in Journalism/Public relations from Marshall University and a Master of Science in Industrial Relations from University of West Virginia Graduate College. He is a member and past president of the Public Relations Society of America’s West Virginia chapter. He also serves as a trustee of the CPG Charitable Foundation.

Robert E. Smith. Mr. Smith is Senior Vice President and General Counsel of the Company and oversees all Company legal functions. Prior to the Company’s Separation from NiSource, Mr. Smith served as Corporate Secretary, Vice President and Deputy General Counsel of NiSource. He joined NiSource in 2008 and was named Corporate Secretary in April 2013 where he oversaw the legal department’s corporate group and was responsible for the corporation’s corporate legal and governance work. Mr. Smith also serves as Chairman of the board of directors of Global Action, an international non-profit organization. Mr. Smith earned a Bachelor of Arts degree from the University of South Alabama and a Juris Doctor degree from The Ohio State University.

Jon D. Veurink. Mr. Veurink is Senior Vice President and Chief Accounting Officer of the Company. Prior to the Company’s Separation from NiSource, Mr. Veurink served as Chief Financial Officer of NiSource’s gas distribution business unit, a position he held since April 2014. Mr. Veurink was the NiSource Chief Accounting Officer from 2010 to April 2014. Mr. Veurink earned a Bachelor of Arts degree in Business Administration/Accounting from Alma College, and is a Certified Public Accountant.

Sigmund L. Cornelius. Mr. Cornelius has been a director of the Company since 2015 and is currently the lead director. Prior to the Company’s Separation from NiSource, Mr. Cornelius was a director of NiSource since 2011. Since April 1, 2014, Mr. Cornelius has been President and Chief Operating Officer of Freeport LNG, LLC. From October 2008 to October 2010, Mr. Cornelius served as Senior Vice President, Finance and chief financial officer of ConocoPhillips, Houston, Texas, an integrated energy company, before retiring at the end of 2010. During his 30-year tenure at ConocoPhillips, Mr. Cornelius served in various positions, including Senior Vice President, Planning, Strategy and Corporate Affairs from September 2007 to October 2008; Regional President, Exploration & Production-Lower 48 from 2006 to September 2007; and President, Global Gas from 2004 to 2006. Mr. Cornelius served on the board of DCP Midstream L.P. from 2007 to 2008, USEC, Inc. from 2011 to 2014, and currently is on the board of Carbo Ceramics Inc., Western Refining, Inc. and Parallel Energy Inc.

Mr. Cornelius has significant experience in the oil and natural gas industry, which enables him to provide valuable insight on issues impacting our pipeline business. He also has significant experience in exploration, production as well as the midstream business, which is valuable to us as we expand our presence in the Utica and Marcellus Shale gas plays. In addition, as the former chief financial officer of a public company, he has extensive experience and skills in the areas of corporate finance, accounting, strategic planning and risk oversight.

Marty R. Kittrell. Mr. Kittrell has been a director of the Company since 2015. Prior to the Company’s Separation from NiSource, Mr. Kittrell was a director of NiSource since 2007. In February 2011, Mr. Kittrell retired as Executive Vice President & chief financial officer of Dresser, Inc. (“Dresser”), Addison, Texas, after serving in that capacity since December 2007. Dresser, a worldwide leader in providing highly engineered products for the global energy industry, was acquired by General Electric Company in February 2011. Prior to joining Dresser, Mr. Kittrell was Executive Vice President and chief financial officer of Andrew Corporation from October 2003 to December 2007. Mr. Kittrell is also a director of On Assignment, Inc.

Mr. Kittrell brings to the Board over 25 years of experience as a chief financial officer, having served in that role at several public companies. As a result of this experience, he has significant expertise with financial reporting issues facing the Company, including Securities and Exchange Commission reporting, and Sarbanes-Oxley internal control design and implementation. His position with a company that supplies infrastructure products to the energy industry gives Mr. Kittrell a particular familiarity with the issues facing the Company’s gas transmission and storage businesses. Mr. Kittrell also has extensive experience with mergers and acquisitions and capital markets transactions. He formerly practiced accounting with a national accounting firm and is an active member of the American Institute of CPAs, the National Association of Corporate Directors, and Financial Executives International. Mr. Kittrell also serves on the Executive Committee and as Chair of the Finance and Real Estate Committee of Lipscomb University.

W. Lee Nutter. Mr. Nutter has been a director of the Company since 2015. Prior to the Company’s Separation from NiSource, Mr. Nutter was a director of NiSource since 2007. Prior to his retirement in 2007, Mr. Nutter was Chairman, President and CEO of Rayonier, Inc., Jacksonville, Florida, a leading supplier of high performance specialty cellulose fibers and owner of timberlands and other higher value land holdings. Mr. Nutter was a director of Rayonier, Inc. from 1996 to 2007. He is also a director of Republic Services Inc. and the non-executive Chairman of J.M. Huber Corporation. He is also a member of the Advisory Board at the University of Washington Foster School of Business.

Mr. Nutter’s former positions as Chairman and CEO of a forest products company, and his current positions as director of one company engaged in waste management and another involved in the forest products and energy industries, give him a particular familiarity with the issues involved in managing natural resources. These issues include compliance with environmental laws and exercising responsible environmental stewardship. Mr. Nutter also has an extensive background and familiarity in human resource and compensation issues, which complements well his service as a member of the Company’s Human Resource and Compensation Committee. In addition, as a former CEO, Mr. Nutter understands how to address the complex issues facing major corporations.

Deborah S. Parker. Ms. Parker has been a director of the Company since 2015. Prior to the Company’s Separation from NiSource, Ms. Parker was a director of NiSource since 2007. Ms. Parker is currently President and CEO of International Business Solutions, Inc. (“IBS”), Washington, D.C., a provider of strategic planning and consulting services to profit and not-for-profit organizations. Ms. Parker retired as Senior Vice President, Quality and Environmental, Health and Safety of Alstom Power, a business segment of Alstom, in August 2014, after serving in that capacity since April 2011. Alstom Power, a global leader in power generation located in Zurich, Switzerland, was acquired by General Electric Company. Before joining Alstom Power, Ms. Parker was Executive Vice President and Chief Operations Officer of the National Urban League from July 2007 through April 2008. Prior thereto, Ms. Parker served in numerous operating positions, including Vice President of Global Quality at Ford Motor Company. During her tenure at Ford Motor Company, Ms. Parker also served as CEO and Group Managing Director at Ford Motor Company of Southern Africa (Pty) Ltd. from September 2001 to December 2004.

Ms. Parker brings a unique combination of community development and industrial management experience to the Board. As a former Senior Vice President of Quality, Environmental, Health and Safety of a global power generation firm, she brings knowledge and understanding of operations, health and safety issues that are valuable to us as we execute on our commitment to increase our investment in environmental projects and focus on safety. As a CEO of a consulting firm and former Chief Operating Officer of a national civil rights organization dedicated to economic empowerment of historically underserved urban communities, Ms. Parker brings expertise and understanding with respect to the social and economic issues confronting the Company and the communities it serves. As a result of her 23-year career at a global manufacturing company, Ms. Parker has extensive experience managing industrial operations, including turning around several struggling business units, finding innovative solutions to management and union issues, implementing quality control initiatives and rationalizing manufacturing and inventory. This experience positions her well to provide valuable insights on the Company’s operations and processes, as well as on social issues confronting the Company.

Lester P. Silverman. Mr. Silverman has been a director of the Company since 2015. Mr. Silverman is Director Emeritus of McKinsey & Company, Inc., having retired from the international management consulting firm in 2005. Mr. Silverman joined McKinsey in 1982 and was head of the firm’s Electric Power and Natural Gas practice from 1991 to 1999. From 2000 to 2004, Mr. Silverman was the leader of McKinsey’s Global Nonprofit Practice. Previous positions included Principal Deputy Assistant Secretary for Policy and Evaluation in the U.S. Department of Energy from 1980 to 1981 and Director of Policy Analysis in the U.S. Department of the Interior from 1978 to 1980. He is a trustee of and advisor to several national and Washington, D.C.-area non-profit organizations. Mr. Silverman also is a member of the board of directors of Pepco Holdings, Inc., a position he has held since May 2006.

Mr. Silverman brings several valuable attributes to the Board, including his broad experience with the energy industry and extensive experience in government and public policy. Mr. Silverman was a consultant to electric and gas utilities for 23 years and has public policy experience in the energy field.

Teresa A. Taylor. Ms. Taylor has been a director of the Company since 2015. Prior to the Company’s Separation from NiSource, Ms. Taylor was a director of NiSource since 2012. Ms. Taylor is currently CEO of Blue Valley Advisors, LLC. Ms. Taylor served as Chief Operating Officer of Qwest Communications, Inc. (“Qwest”), Denver, Colorado, from August 2009 to April 2011. Prior thereto, she was Executive Vice President, Business Markets Group of Qwest from January 2008 to April 2009 and served as Executive Vice President and Chief Administrative Officer from December 2005 to January 2008. Ms. Taylor served in various positions with Qwest and the former US West since 1987. Ms. Taylor also is a director of T-Mobile USA, Inc. and First Interstate BancSystem, Inc. In her position as Chief Operating Officer, Ms. Taylor was responsible for the daily operations of a publicly traded telecommunications company. In this role, she led a senior management team responsible for field support, technical development, sales, marketing, customer support and information technology systems. During her 24-year tenure with Qwest and US West, she held various leadership positions responsible for strategic planning and execution, sales, marketing, product development, human resources, corporate communications and social responsibility.

Ms. Taylor is keenly aware of the technical and managerial skills necessary to operate a customer focused company in a complex regulatory and competitive business environment. This experience provides valuable insights to the Company as it operates in highly regulated environments and develops projects and programs to meet the expectations of our customers. Ms. Taylor’s extensive management experience, including her knowledge of human resources and compensation matters, is invaluable in her role as Chairperson of CPG’s Human Resources and Compensation Committee.

Director Independence

Under our Corporate Governance Guidelines, a majority of the Board must be comprised of “independent directors.” In order to assist the Board in making its determination of director independence, the Board has adopted as categorical standards of independence, the standards contained in the NYSE rules. A copy of our Corporate Governance Guidelines is posted on our website at http://ir.cpg.com/governance.cfm.

The Board has affirmatively determined that, with the exception of Mr. Skaggs, all of the members of the Board and all nominees are “independent directors” as defined in the NYSE rules.

Executive Sessions of Non-Management Directors

To promote open discussion among the non-management directors, the Board schedules regular executive sessions at meetings of the Board and each of its Committees. The non-management members met separately from management six times during 2015 in sessions at which the independent lead director of the Board presided. All of the non-management members are “independent directors” as defined under the applicable New York Stock Exchange (“NYSE”) and SEC rules.

Communications with the Board and Non-Management Directors

Stockholders and other interested persons may communicate any concerns they may have regarding the Company as follows:

Communications to the Board may be made to the Board generally, any director individually, the non-management directors as a group, or the Chairman of the Board, by writing to the following address:

Columbia Pipeline Group, Inc.

Attention: Board of Directors,

or any Board member,

or non-management directors,

or Chairman of the Board

c/o Corporate Secretary

5151 San Felipe, Suite 2500

Houston, Texas 77056

The Audit and Risk Committee has approved procedures with respect to the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or audit matters. Communications regarding such matters may be made by contacting the Company’s Ethics and Compliance Officer at ethics@cpg.com, calling the business ethics hotline at 1-855-258-0812, or writing to:

Columbia Pipeline Group, Inc.

Attention: Ethics and Compliance

5151 San Felipe, Suite 2500

Houston, Texas 77056

Code of Business Conduct

The Company has adopted a Code of Business Conduct (the “Code of Conduct”) to promote (i) ethical behavior including the ethical handling of conflicts of interest, (ii) full, fair, accurate, timely and understandable financial disclosure, (iii) compliance with applicable laws, rules and regulations, (iv) accountability for adherence to our Code of Conduct and (v) prompt internal reporting of violations of our Code of Conduct. Our Code of Conduct satisfies applicable SEC and NYSE requirements and applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) as well as employees of the Company and its affiliates. A copy of our Code of Business Conduct is available on our website at http://ir.cpg.com/governance.cfm and also is available to any stockholder upon written request to our Corporate Secretary.

Any waiver of our Code of Conduct for any director, Section 16 Officer or senior executive may be made only by the Audit and Risk Committee of the Board and must be promptly disclosed to the extent and in the manner required by the SEC or the NYSE and posted on our website. No such waivers have been granted.

Corporate Governance Guidelines

The Governance Committee is responsible for annually reviewing and reassessing the Corporate Governance Guidelines and will submit any recommended changes to the Board for its approval. A copy of the Corporate Governance Guidelines can be found on our website at http://ir.cpg.com/governance.cfm and is also available to any stockholder upon written request to the Company’s Corporate Secretary.

Board Leadership Structure and Risk Oversight

Our Corporate Governance Guidelines state that the Company should remain free to configure leadership of the Board in the way that best serves the Company’s interests at the time and, accordingly, the Board has no fixed policy with respect to combining or separating the offices of Chairman and CEO. If the Chairman is not an independent director, an independent lead director will be chosen annually by the Governance Committee. The independent lead director will coordinate feedback to the CEO on behalf of the independent directors regarding business issues and Board management. The independent lead director and the other independent directors will meet regularly without the CEO present. The Chairman or, if the Chairman is not an independent director, the lead director will serve as chair of the Governance Committee and as the presiding director for purposes of the NYSE rules.

Our CEO, Robert C. Skaggs, Jr., holds the offices of Chairman and Chief Executive Officer. Mr. Skaggs is the director most familiar with our business and industry and is therefore best able to identify the strategic priorities to be discussed by the Board. Combining the role of Chairman and CEO facilitates information flow between management and the Board and fosters strategic development and execution. The Board has appointed Mr. Sigmund L. Cornelius as independent lead director.

The Board takes an active role in monitoring and assessing the Company’s risks, which include risks associated with operations, credit, energy supply, financing, capital investments, and compensation policies and practices. The Board administers its oversight function through utilization of its various committees, as well as through a Risk Management Committee, consisting of members of our senior management, which is responsible for the risk management process. Senior management provides an annual report on our risks to the Board and to the Audit and Risk Committee. Additionally, the Audit and Risk Committee discusses with management and the independent auditor the effect of regulatory and accounting initiatives on the Company’s financial statements and is responsible for review and evaluation of the Company’s major risk exposures and the steps management has taken to monitor and control such exposures. The Audit and Risk Committee reviews and assesses the adequacy of the Company’s Risk Management Committee Charter annually and amends the charter as appropriate. In addition, the Human Resources and Compensation (“CPG HRC Committee”) Committee and the Environmental, Safety and Sustainability (“ESS”) Committee are each charged with overseeing the risks associated with their respective areas of responsibility.

Meetings and Committees of the Board

The Board met eight times during 2015. Each director attended 100% of the total number of the Board meetings and the meetings of the committees of which he or she is a member.

The Board has established four standing committees to assist the Board in carrying out its duties: the Audit and Risk Committee, the Governance Committee, the ESS Committee, and the CPG HRC Committee. The Board evaluates the structure and membership of its committees on an annual basis and appoints the independent members of the Board to serve on the committees and elects committee chairs. The following tables show the composition of each Board committee during 2015. Mr. Skaggs who is the CEO and Chairman of the Board does not serve on any committee but is invited to attend all meetings of each of the standing committees.

Director	Audit and Risk		Governance		ESS		HRC
Sigmund L. Cornelius	X		X	*(L)			X
Marty R. Kittrell	X	*(F)	X		X
W. Lee Nutter			X		X		X
Deborah S. Parker			X		X	*	X
Teresa A. Taylor	X		X				X	*
Lester P. Silverman	X		X		X

*	Committee Chair.
(L)	Lead director of the Board.
(F)	Audit Committee Financial Expert, as defined by the SEC rules.

The summaries below are qualified by reference to the entire charter for each of the Audit and Risk, Governance, ESS, and CPG HRC Committees; each of which can be found on our website at http://ir.cpg.com/governance.cfm and is also available to any stockholder upon written request to the Company’s Corporate Secretary.

Audit and Risk Committee

The Audit and Risk Committee met four times during 2015. Among other things, the Audit and Risk Committee has the sole authority to appoint, retain or replace the independent auditors and is responsible for overseeing:

•	the integrity of the financial statements of the Company;

•	the independent auditors’ qualifications and independence;

•	the performance of the Company’s internal audit function and independent auditors;

•	compliance with legal and regulatory requirements;

•	the Company’s risk functions; and financial oversight of the Company’s insurance programs, financing plans, credit rating agency strategy and capital investments between $25 million and $100 million.

The Board has determined that all of the members of the Audit and Risk Committee meet the independence requirements set forth in the NYSE listing standards and the Audit and Risk Committee charter, and the additional independence standard set forth in our Corporate Governance Guidelines. The Audit and Risk Committee has reviewed and approved the independent registered public accountants, for 2015, and the fees relating to audit services and other services performed by them.

For more information regarding the Audit and Risk Committee, see Item 14 and the “Audit and Risk Committee Report” below.

Governance Committee

The Governance Committee met twice during 2015. Among other things, the Governance Committee’s responsibilities include:

•	recommending to the Board the appropriate size and composition of the Board or any committee thereof;

•	evaluating and recommending to the Board appropriate compensation for the Company’s non-employee directors;

•	identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board;

•	recommending to the Board director nominees for election;

•	developing and recommending to the Board a set of corporate governance principles applicable to the Company; and overseeing the process for evaluation of the Board and its committees.

The Committee identifies and screens candidates for director and makes its recommendations for director to the Board as a whole. The Committee has the authority to retain a search firm to help it identify director candidates to the extent it deems necessary or appropriate. In considering candidates for director, the Committee considers the nature of the expertise and experience required for the performance of the duties of a director of a company engaged in our businesses, as well as each candidate’s relevant business, academic and industry experience, professional background, age, current employment, community service, other board service and other factors. Pursuant to the Corporate Governance Guidelines, the Committee also considers the racial, ethnic and gender diversity of the Board. The Committee seeks to identify and recommend candidates with a reputation for and record of integrity and good business judgment who: have experience in positions with a high degree of responsibility and are leaders in the organizations with which they are affiliated; are effective in working in complex collegial settings; are free from conflicts of interest that could interfere with a director’s duties to the Company and its stockholders; and are willing and able to make the necessary commitment of time and attention required for effective service on the Board. The Committee also takes into account the candidate’s level of financial literacy. The Committee monitors the mix of skills and experience of the directors in order to assess whether the Board has the necessary tools to perform its oversight function effectively. The Committee also assesses the diversity of the Board as part of its annual self-assessment process. The Committee will consider nominees for directors recommended by stockholders and will use the same criteria to evaluate candidates proposed by stockholders.

The Board has determined that all of the members of the Committee are independent as defined under the applicable NYSE rules.

Environmental, Safety & Sustainability Committee

The ESS Committee met twice during 2015. The ESS Committee assists the Board in overseeing the programs, performance and risks relative to environmental, safety and sustainability matters. In this regard, the Committee:

•	reviews and evaluates the Company’s programs, policies, practices and performance with respect to the environment;

•	reviews and evaluates the Company’s programs, policies, practices and performance with respect to employee, contractor and public safety;

•	reviews and assesses the Company’s programs, policies, practices and performance with respect to sustainability;

•	reviews stockholder proposals related to the environment, safety and sustainability, and assesses the impact on the Company;

•	reviews and evaluates the Company’s programs, policies, practices and performance with respect to environmental, health and safety compliance auditing; and reviews major legislation, regulation and other external influences that pertain to the Committee’s responsibilities, and assesses the impact on the Company.

Human Resources and Compensation

The CPG HRC Committee met three times during 2015. The CPG HRC Committee advises the Board with respect to the evaluation and compensation of the Company’s executives. In that regard, among other things, the Committee:

•	reviews and approves annually corporate goals and objectives relevant to CEO compensation, evaluates at least annually the CEO’s performance in light of those goals and objectives and, determines and approves the CEO’s compensation, including salary, bonus, fees, benefits, incentive awards and perquisites, based on this evaluation;

•	reviews, makes recommendations with respect to and approves the compensation of the Company’s executive officers other than the CEO, including salaries, bonuses, fees, benefits, incentive awards and perquisites;

•	reviews and approves periodically a general compensation policy for other officers of the Company and officers of its principal subsidiaries;

•	makes recommendations to the Board with respect to adoption of incentive compensation plans and equity-based plans;

•	approves grants and/or awards of equity-based compensation under the Company’s incentive compensation and equity-based plans;

•	reviews with the CEO succession for the Company’s other executive officers and works with the Board in evaluating potential successors to such executive officer positions; and evaluates the risks associated with the Company’s compensation policies and practices;

•	oversees the process of evaluation of management; and reviews the Company’s procedures, programs, policies and practices, and makes recommendations to management, with respect to equal employment opportunity and diversity initiatives.

When considering changes in compensation for our CEO, Chief Financial Officer, and our three other most highly compensated executive officers (“Named Executive Officers”), the Committee also considers input from the Senior Vice President, Human Resources and Employee Engagement and Exequity LLP, an executive compensation consulting firm that the Committee engaged to advise it with respect to executive compensation design, comparative compensation practices and compensation matters relating to the Board. Exequity LLP provides no other services to the Company. The CPG HRC Committee has determined Exequity LLP is independent under the NYSE rules.

All of the directors serving on the CPG HRC Committee are (i) independent as defined under the applicable NYSE and SEC rules and the additional NYSE standard for compensation committees, (ii) “non-employee directors” as defined under Rule 16b-3 of the Exchange Act, and (iii) “outside directors” as defined by Section 162(m) of the Internal Revenue Code (“Section 162(m)”).

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon our review of the Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a) of the Exchange Act, we believe that all of our directors, officers and beneficial owners of more than 10% of the Company’s common stock filed all such reports on a timely basis during 2015.

Audit and Risk Committee Report

Our Audit and Risk Committee consists of Messrs. Kittrell, Cornelius and Silverman and Ms. Taylor. Each of the members of the Audit and Risk Committee is independent as defined by the applicable NYSE and SEC rules. Each of the members of the Audit and Risk Committee also is “financially literate” for purposes of applicable NYSE rules. The Board of Directors has designated Marty R. Kittrell, the Chair of the Audit and Risk Committee, as the “audit committee financial expert.”

The Audit and Risk Committee has reviewed and discussed the audited consolidated financial statements with management and has discussed with Deloitte, the Company’s independent registered public accountants, the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”), Auditing Standard No. 16, “Communications with Audit Committees”; SEC regulation S-X Rule 2-07; PCAOB Auditing Standard No. 5 and the NYSE Corporate Governance Rules. The Audit and Risk Committee also has received the written disclosures and the letter from Deloitte required by PCAOB Ethics and Independence Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with Deloitte its independence. The Audit and Risk Committee has considered whether Deloitte’s provision of non-audit services to the Company is compatible with maintaining Deloitte’s independence.

In reliance on the review and discussions referred to above, the Audit and Risk Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Upon recommendation of the Audit and Risk Committee, the Company has appointed Deloitte to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016.

Audit and Risk Committee

Marty R. Kittrell, Chair

Sigmund L. Cornelius

Lester P. Silverman

Teresa A. Taylor

February 18, 2016

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (CD&A)

We became a publicly-traded company following our Separation from NiSource on July 1, 2015. Prior to the Separation, the NiSource Officer Nomination and Compensation Committee (the “NiSource ONC Committee”) was responsible for the compensation policies of NiSource and for reviewing and determining the compensation of NiSource officers, including Robert C. Skaggs, Jr., Stephen P. Smith and Glen L. Kettering, each of whom became Named Executive Officers of CPG at the time of Separation. Following the Separation, the CPG HRC Committee became responsible for the compensation policies of CPG and for reviewing and determining the compensation of our officers. The following Compensation Discussion and Analysis (“CD&A”) describes the actions taken by both Committees in 2015 relative to our Named Executive Officers.

Introduction

In this CD&A, we discuss the compensation of our CEO, Chief Financial Officer, and our three other most highly compensated executive officers for the year ended December 31, 2015. Our Named Executive Officers are set forth below. As noted above, Mr. Skaggs, Mr. Smith, and Mr. Kettering were Named Executive Officers at NiSource in 2014.

•	Robert C. Skaggs, Jr., Chairman of the Board and CEO of CPG;

•	Stephen P. Smith, Executive Vice President and Chief Financial Officer of CPG;

•	Glen L. Kettering, President of CPG;

•	Stanley G. Chapman, III, Executive Vice President and Chief Commercial Officer of CPG; and

•	Shawn L. Patterson, Executive Vice President and Chief Operating Officer of CPG.

2015 Highlights: A Landmark Year

In virtually every key respect, 2015 was a landmark year for CPG. We successfully launched CPG as a stand-alone public company, continued to execute on our well-established agenda of growth and modernization programs, and delivered on important commitments to financial and other stakeholders – all against a backdrop of historically challenging energy and financial market conditions.

Through the efforts of our team during 2015, CPG became well positioned as an independent, high-growth natural gas pipeline, midstream and storage company – with the financial strength to execute on its transformational, investment-driven growth plan.

A few of CPG’s notable 2015 achievements include:

•	We invested a record $1.3 billion in 2015, advancing our growth projects, as well as our industry leading modernization program. We expect the successful execution of this transformational capital investment program to result in the tripling of CPG’s net investment level by 2020 and to drive average annual EBITDA and dividend growth of 20 percent and 15 percent, respectively.

•	We originated over $3 billion of new expansion projects, securing customer commitments for the Mountaineer XPress and Gulf XPress projects — the largest in Company history — as well as Columbia Midstream Group’s Gibraltar project in southwest Pennsylvania.

•	We continued our system enhancements and environmental upgrades by placing approximately $320 million of modernization investments in service, raising the total to approximately $1 billion during the first three years of the program. Additionally, we reached an agreement with our customers to extend the program through 2020.

•	Our team delivered strong operational performance – both in terms of conducting safe, reliable, day-to-day operations and in maintaining best-in-class employee and public safety performance. There was no better demonstration than during the historically challenging weather conditions during the first quarter of 2015. Throughout the winter, our team and our pipeline system performed extraordinarily well, maintaining peak-plus operations with no major outages, incidents or injuries.

•	We also delivered on our core financial commitments. For the year, we generated Adjusted EBITDA in excess of our guidance range and increased the CPGX dividend, as well as the distributions at Columbia Pipeline Partners, our MLP formed earlier in the year. And we did this while maintaining our unwavering commitment to an investment grade credit rating and solid liquidity levels.

•	Additionally, for the first half of 2015, our Named Executive Officers contributed to the success of NiSource, which delivered another industry-leading year in stock price appreciation, outperforming major utility indices for the seventh consecutive year, and generating earnings growth in line with NiSource’s earnings guidance range for the ninth consecutive year.

CPG’s executive compensation program emphasizes pay for performance, and the CPG HRC Committee considered these achievements while performing its oversight activities. As a result, our Named Executive Officer compensation reflects the operational and financial performance of the Company during 2015.

Merger Agreement with TransCanada Pipelines Limited

As discussed in the Explanatory Note to this Amendment, on March 17, 2016, CPG entered into the Merger Agreement among CPG, Parent and certain affiliates of Parent. If the Merger is completed, the Merger Agreement provides for treatment of outstanding stock-based awards that may be different from the default treatment otherwise described herein. See “—Potential Payments Upon Termination of Employment or a Change-in-Control of the Company” for a description of how these awards would be treated if the Merger is completed.

Executive Compensation Highlights

A number of compensation actions in 2015 were significantly influenced by CPG’s Separation from NiSource. Key actions taken by both the NiSource ONC Committee and the CPG HRC Committee included:

Pre-Separation

•	The NiSource ONC Committee approved long-term incentive grants effective January 29, 2015, for certain NiSource employees, including individuals that subsequently became CPG Named Executive Officers. These long-term incentives were comprised of time-based restricted stock units. Notably, all CPG post-Separation executive long-term incentive awards have been 100% performance-based.

•	The NiSource ONC Committee approved short-term incentive plan goals for the first half of 2015, covering the period prior to CPG’s Separation from NiSource. These goals provided a performance incentive for the period from January 1, 2015 to June 30, 2015.

At the Separation

•	At the time of Separation, the NiSource ONC Committee authorized the conversion of outstanding NiSource long-term incentive performance shares to time-based restricted stock units that vest on the original planned vesting dates. As described on page 20, the conversion process took into account performance during the period prior to the Separation.

•	The CPG HRC Committee reviewed potential peer companies for purposes of benchmarking compensation levels and relative performance, resulting in the CPG Comparative Group used as a reference for compensation levels and the Performance Peer Group used for measuring relative performance.

•	In connection with the Separation, the CPG HRC Committee granted CPG performance shares to our senior executive officers, including our Named Executive Officers. In addition, the CPG HRC Committee granted CPG time-based restricted stock units to other employees. These awards were intended to create alignment between the participants and CPG’s shareholders and to recognize and retain individuals critical to the success of the Separation and the new company. These grants are 100% performance-based and tied to CPG’s relative Total Shareholder Return (“relative TSR”) performance against its Performance Peer Group over a three year period.

•	The CPG HRC Committee established the CPG short-term incentive plan and approved performance goals for the second half of 2015. As described on page 17, CPG’s 2015 short-term incentive opportunity for Named Executive Officers was tied to Company performance related to Adjusted EBITDA and employee safety (Days Away Restricted Time or DART) (please see page 17 for a definition of Adjusted EBITDA and DART) weighted at 90% Adjusted EBITDA and 10% Safety.

After the Separation

•	In February 2016, the CPG HRC Committee evaluated performance against the CPG 2015 post-Separation short-term incentive plan goals and considered performance relative to the NiSource pre-Separation incentive plan. Based on this evaluation, the CPG HRC Committee authorized incentive payments of between 138% and 140% of target for each of our Named Executive Officers.

Our Executive Compensation Philosophy

As established by the CPG HRC Committee, the key design priorities of the executive compensation program for our Named Executive Officers are to:

•	Maintain a financially responsible program aligned with our strategic plan to build shareholder value and long-term, sustainable earnings and distributable cash flow growth;

•	Provide a total compensation package that is aligned with the standards in our industry, thereby enhancing our ability to:

•	Attract and retain executives with competitive compensation opportunities;

•	Motivate and reward executives for achieving and exceeding our business objectives; and

•	Provide substantial portions of pay tied to achievement of our business objectives;

•	Align the interests of shareholders and executives by emphasizing stock-denominated compensation opportunities that are contingent on goal achievement; and

•	Comply with all applicable laws and regulations.

The CPG HRC Committee believes that our executive compensation program for our Named Executive Officers is thoughtfully and effectively constructed to fulfill our compensation objectives, and rewards decision making that creates value for our shareholders, customers, and other key stakeholders.

Compensation Practices

Our compensation program is intended to attract, retain, and motivate highly qualified executives. The principal elements of compensation we provide to our Named Executive Officers are:

•	base salary;

•	annual short-term performance-based cash incentive; and

•	long-term performance-based equity incentive awards.

Taken together, these three elements are referred to as “total compensation.”

We generally target total compensation to be competitive with the compensation paid to similarly positioned executives at companies within our peer group of companies (the “CPG Comparative Group”) as described in the section entitled “Our Executive Compensation Process — Competitive Market Review.” We do not manage pay to a certain target percentile of the CPG Comparative Group.

Below we summarize key compensation practices that align with our philosophy and leading governance standards:

What We Do:

✓	Align short and long-term incentives with our business objectives

✓	Use 100% performance-based equity compensation for our annual long-term equity incentive awards, with occasional use of time-vested equity awards for specific retention, promotion, or recruiting purposes

✓	Include a “double trigger” requirement in change-in-control agreements

✓	Maintain share ownership guidelines

✓	Conduct an annual risk assessment of our compensation practices

What We Don’t Do:

☒	Allow trading of Company securities during quarterly blackout periods by our executive officers

☒	Allow hedging or short sales of Company securities

☒	Provide excise tax gross-ups in change-in-control agreements

☒	Provide more than limited perquisites

Additionally, when making decisions about our executive compensation program for Named Executive Officers, we will take into account the shareholders’ view of such matters.

Our Executive Compensation Process

The CPG HRC Committee is responsible for determining salaries, performance-based incentives and other matters related to the compensation of our Named Executive Officers and for overseeing the administration of our equity plans, including equity award grants to our Named Executive Officers. The CPG HRC Committee takes into account various factors when making compensation decisions, including:

•	Attainment of established business and financial goals of the Company;

•	Competitiveness of our compensation program based upon competitive market data; and

•	An executive’s position, level of responsibility and performance, as measured by the individual’s contribution to the Company’s achievement of its business objectives.

The CPG HRC Committee reviews the compensation of our CEO and his executive direct reports each year. In determining the compensation of the CEO and his executive direct reports, the CPG HRC Committee takes into consideration the Governance Committee’s evaluation of the CEO’s performance and the CEO’s recommendation with respect to his executive direct reports. When considering changes in compensation for the Named Executive Officers, the CPG HRC Committee also considers input from the Senior Vice President, Human Resources and Employee Engagement and the CPG HRC Committee’s independent executive compensation consultant, Exequity LLP (“Exequity”).

Exequity reports directly to the CPG HRC Committee and did not provide any other services to us during 2015. The CPG HRC Committee believes there were no conflicts of interest between Exequity and the CPG HRC Committee during the year ended December 31, 2015. In reaching this conclusion, the CPG HRC Committee considered the compensation consultant independence factors set forth in Rule 10C-1(b)(4) of the Exchange Act.

Competitive Market Review

After the Separation, the CPG HRC Committee determined that NiSource’s existing peer group would not sufficiently reflect CPG’s market competitors. Accordingly, the CPG HRC Committee, with input from Exequity, developed the following CPG Comparative Group. The CPG Comparative Group consists of companies with which CPG competes for executive talent and are comparable taking into account various factors, including enterprise value, assets and EBITDA:

• Atmos Energy Corporation	• Genesis Energy, LP

• Boardwalk Pipeline Partners, LP	• Magellan Midstream Partners LP

• Buckeye Partners, L.P.	• MarkWest Energy Partners(2)

• CenterPoint Energy, Inc.	• National Fuel Gas Co.

• Crestwood Equity Partners LP	• NuStar Energy, L.P.

• Dominion Resources, Inc.(1)	• ONEOK, Inc.

• Energy Transfer Partners LP	• Plains All American Pipeline, L.P.

• EnLink Midstream, LLC	• Spectra Energy Corp.

• EQT Corporation	• Targa Resources Corp.

(1)	Dominion Energy, the midstream/pipeline/storage business segment of Dominion Resources, was used as benchmark for select executive positions.
(2)	MarkWest Energy Partners LP was purchased by MPLX LP subsequent to the Committee’s analysis.

Principal Elements of Our Compensation Program

We have designed our compensation program for Named Executive Officers to meet our business objectives using various compensation elements intended to drive both short-term and long-term performance. The key elements of our compensation program are outlined in the table below.

Compensation Element	Purpose	General Structure for 2015 and 2016

Base Salary	Provide fixed pay commensurate with role and experience in order to attract and retain qualified executives	Cash-Based

Short-Term Incentives	Motivate and reward achievement of key annual performance goals, such as earnings, cash flow, and safety, as well as individual contributions

Cash-Based Annual Payout

•       Pre-Separation Structure: For the first half of 2015, tied to Net Operating Earnings/EPS and Funds from Operations and employee safety (DART)

•       Post-Separation Structure: For the second half of 2015, tied to CPG’s Adjusted EBITDA and employee safety (DART)

•       For 2016, tied to CPG’s Adjusted EBITDA, CPPL Distributable Cash Flow (DCF), and employee safety (DART)

Long-Term Performance-Based Equity Incentive	Align executive incentives with the creation of shareholder value and achievement of our long-term objectives

Equity-Based Awards with Three Year Vesting

•       2015 Grants: 100% time-based restricted stock units due to pending Separation

•       Separation Awards: 100% performance shares based on relative TSR

•       2016 Grants: 100% performance shares based on relative TSR, Cumulative Adjusted EBITDA and Cumulative CPPL DCF

We believe that total compensation for our Named Executive Officers should be largely performance-based, and the proportion of at-risk, performance-based compensation should increase as the executive’s level of responsibility within the Company increases. The CPG HRC Committee believes the appropriate mix of the elements of compensation should take into account our business objectives, competitive environment, Company performance, individual performance and responsibilities and evolving governance practices. Each of these elements is described in greater detail below.

Base Salary

Base salary is designed to provide our employees with a level of fixed pay that is commensurate with role and responsibility. We believe that by delivering base salaries that are reflective of market norms, we are well-positioned to attract, retain and motivate top caliber executives in a competitive labor environment. The CPG HRC Committee annually reviews the base salaries of our Named Executive Officers to ensure they are competitive within our industry. In so doing, the CPG HRC Committee considers the base salaries paid to similarly situated executives by the companies in the CPG Comparative Group. The CPG HRC Committee determines any base salary changes for our Named Executive Officers based on a combination of factors that includes competitive pay standards, level of responsibility, experience, internal equity considerations, historical compensation, and individual performance and contribution to business objectives, as well as recommendations from the CEO. The CEO is evaluated separately, taking into account those factors reviewed for all other Named Executive Officers, as well as the Governance Committee’s evaluation of the CEO’s performance.

2015 Actions

There were no changes to the salaries of Mr. Skaggs, Mr. Smith, or Mr. Kettering during 2015. Prior to becoming CPG Named Executive Officers, Mr. Chapman and Mr. Patterson received 3% increases to $406,850 and $370,800, respectively, effective on June 1, 2015, as part of the annual NiSource merit increase process.

Short-Term Incentives (STI)

This component of total compensation provides employees with the opportunity to earn a cash award tied to both the annual performance of the Company and individual contribution to the organization’s success. The performance goals for STI are based on the financial plan approved by the Board at the beginning of the year (or, in the case of 2015, the appropriate performance period). The financial plan is designed to achieve the aim of creating sustainable shareholder value by growing earnings and cash flow, effectively managing our assets and improving safety. The CPG HRC Committee retains authority to make further discretionary adjustments to the computed STI payments.

Eligibility for participation in the STI program extends to nearly all CPG employees. Every eligible employee has an incentive opportunity at threshold, target and maximum levels of performance, and the CPG HRC Committee identifies expectations for all senior executives, including the Named Executive Officers.

2015 Actions

STI payments to our Named Executive Officers for 2015 were determined based on a combination of pre-separation performance (January through June 2015) and post-separation performance (July through December 2015). Under the NiSource 2015 STI program, with respect to Messrs. Skaggs, Smith and Kettering, individual payout levels for threshold, target, and maximum were established by the NiSource ONC Committee in January 2015 based on a review of competitive information from NiSource’s peer group, input from its independent compensation consultant, historical payouts, and individual performance. These payout levels for the pre-separation period were not changed by the CPG HRC Committee following the separation.

The individual payout opportunity levels (as a percentage of base salary) were as follows:

Named Executive Officer	Threshold	Target	Maximum
Robert C. Skaggs, Jr.	50%	125%	200%
Stephen P. Smith	30%	70%	110%
Glen L. Kettering	25%	60%	95%
Stanley G. Chapman, III	25%	50%	75%
Shawn L. Patterson	25%	50%	75%

Pre-Separation Performance

In January 2015, the NiSource ONC Committee established performance measures to evaluate performance for the first half of 2015. The pre-Separation 2015 STI for the Named Executive Officers was subject to achievement with respect to two NiSource corporate financial goals (net operating earnings per share and corporate funds from operations) and, in the case of Messrs. Skaggs, Smith and Kettering, an additional operational measure relating to safety. In addition, as executives of a business unit during the first half of 2015, the pre-Separation 2015 STI for Messrs. Kettering, Chapman and Patterson was also subject to achievement with respect to NiSource’s Columbia Pipeline Group business unit’s (“NiSource CPG”) net operating earnings (net of interest expense and income taxes) and funds from operations.

The NiSource ONC Committee extended to Mr. Skaggs the authority to establish STI program targets for the first half of 2015. He assigned goals that, if accomplished, were expected to ensure NiSource’s attainment of its overall corporate objectives.

For purposes of determining 2015 STI awards for CPG’s Named Executive Officers for the pre-Separation 2015 period, the CPG HRC Committee evaluated calculations of NiSource earnings, cash flow and safety performance for January 1, 2015, through June 30, 2015. When the result for a particular measure landed between two goals (for example, between the target and maximum goal), the incentive opportunity was determined by interpolation and expressed as a percentage of the target incentive opportunity. Interpolation did not apply for the safety goal. The target was either earned or not.

The applicable pre-Separation 2015 weightings and results as a percentage of the target incentive opportunity for Mr. Skaggs and Mr. Smith were:

		Robert C. Skaggs, Jr.		Stephen P. Smith
		Formulaic Amounts		Formulaic Amounts
Measures	Weight	Payout as a % of Target	Weighted Adjusted Payout as a % of Target	Payout as a % of Target	Weighted Adjusted Payout as a % of Target
NiSource Net Operating Earnings Per Share	50%	160.00%	80.00%	157.14%	78.57%
NiSource Funds from Operations	40%	145.37%	58.15%	143.21%	57.28%
NiSource Safety	10%	0.00%	0.00%	0.00%	0.00%
Overall Outcome			138%		136%

The applicable pre-Separation 2015 weightings and results as a percentage of the target incentive opportunity for Mr. Kettering were:

Measures	Weight	Formulaic Payout as a % of Target	Weighted Adjusted Formulaic Payout as a % of Target
NiSource Net Operating Earnings Per Share	25%	158.33%	39.58%
NiSource Funds from Operations	20%	144.10%	28.82%
NiSource CPG Safety	10%	0.00%	0.00%
NiSource CPG Net Operating Earnings	22.50%	158.33%	35.63%
NiSource CPG Funds from Operations	22.50%	133.33%	30.00%
Overall Outcome			134.00%

The applicable pre-Separation 2015 weightings and results as a percentage of the target incentive opportunity for Mr. Patterson and Mr. Chapman were:

		Shawn L. Patterson		Stanley G. Chapman, III
		Formulaic Amounts		Formulaic Amounts
Measures	Weight	Payout as a % of Target	Weighted Adjusted Payout as a % of Target	Payout as a % of Target	Weighted Adjusted Payout as a % of Target
NiSource Net Operating Earnings Per Share	25%	150.00%	37.50%	150.00%	37.50%
NiSource CPG Net Operating Earnings	37.50%	150.00%	56.25%	150.00%	56.25%
NiSource CPG Funds from Operations	37.50%	128.56%	48.21%	128.56%	48.21%
Overall Outcome			142%		142%

Post-Separation Performance (CPG Program)

In June 2015, the CPG HRC Committee established new STI plan goals tied to CPG’s performance as a stand-alone company during the second half of 2015. Under these goals, the post-Separation 2015 STI for the Named Executive Officers was subject to achievement of two post-Separation metrics: Adjusted EBITDA, and safety (measured by DART). We define Adjusted EBITDA (non-GAAP) as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees and one-time transition costs, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments and costs associated with the Separation. Safety is measured by the number of employee work days missed or restricted or the number of days an employee was transferred, known as the DART metric, which was developed by the Occupational Safety and Health Administration.

All of our Named Executive Officers shared the same metrics and weightings post-Separation. The CPG HRC Committee believes that these measures are appropriate indicators of our short-term success, and the goals for each of these measures were based on CPG financial objectives for the second half of 2015.

						Formulaic Outcomes (% of Target)
Measures(1)	Weight	Threshold	Target	Maximum	Result	Skaggs	Smith	Kettering	Patterson	Chapman
Adjusted EBITDA	90%	$318M	$333M	$348M	$344.8M	147%	145%	146%	139%	139%
Safety (DART)	10%	—	30 days	—	26 days	100%	100%	100%	100%	100%
Overall Outcome	100%					142%	140%	141%	135%	135%

(1)	When the result for a particular measure lands between two goals (for example, between the target and maximum goal), the incentive opportunity is determined by interpolation and is expressed as a percentage of the target incentive opportunity. Interpolation does not apply for the safety goal. The target is either earned or not.

Overall 2015 Incentive Plan Award

In January 2016, the CPG HRC Committee certified the post-Separation performance of the Company under the CPG 2015 STI plan. The Committee also reviewed and certified the allocation of STI award amounts with respect to pre-Separation STI goals, as discussed above. The CPG HRC Committee determined that the formulaic results shown below accurately reflected each Named Executive Officer’s performance and did not make any discretionary adjustments. As a result, the total 2015 actual payouts for each of our Named Executive Officers as approved by the CPG HRC Committee were:

	January-June STI Calculation				July-December STI Calculation
Named Executive Officer	Eligible Earnings	STI Target	Performance Outcome (% of Target)	1st Half STI	Eligible Earnings	STI Target	Performance Outcome (% of Target)	2nd Half STI	Total STI
Skaggs	$490,000	125%	138%	$845,250	$490,000	125%	142%	$869,750	$1,715,000
Smith	$300,000	70%	136%	$285,600	$300,000	70%	140%	$294,000	$579,600
Kettering	$250,000	60%	134%	$201,050	$250,000	60%	141%	$211,500	$412,550
Chapman	$198,488	50%	142%	$140,926	$203,425	50%	135%	$137,312	$278,238
Patterson	$180,900	50%	142%	$128,439	$185,400	50%	135%	$125,145	$253,584

2016 STI Program

In January 2016, the HRC Committee discussed and approved a new CPG STI program for 2016. The 2016 CPG STI program includes performance goals tied to achievement of the Company’s strategy for creating sustainable shareholder value by growing earnings and cash flow, effectively managing our assets and improving safety. The program also aligns with common market practices, and the HRC Committee’s philosophy regarding STI. The 2016 program is structured as follows:

Metric	Weight	Rationale
Adjusted EBITDA (Non-GAAP)	75%	Adjusted EBITDA is a key measure of the profitability of the business and cash generation and is a key driver of long-term shareholder value

CPPL Consolidated Distributable Cash Flow (DCF)	25%	DCF is a key measure of the success of CPPL in generating cash for its shareholders and is a key driver of CPG’s cash flow

Employee Safety (DART)	0 to -10% Adjustment	Maintains senior management focus and accountability for overall employee safety performance

2014 Retention Bonuses

In March 2014, NiSource entered into a retention bonus agreement with Mr. Patterson under which Mr. Patterson is eligible to receive cash retention bonuses in the aggregate amount of $500,000, with the first bonus of $100,000 paid on March 31, 2014, and the second and third installments of $200,000 each to be paid within 30 days following March 31, 2016, and March 31, 2018, respectively, subject to Mr. Patterson’s continued employment with NiSource or one of its affiliates or subsidiaries, or their successors, through the applicable vesting date (or, if earlier, upon Mr. Patterson’s termination of employment without “cause”).

Pursuant to a November 2011 employment offer letter with Mr. Chapman, Mr. Chapman received a $100,000 retention bonus in December 2014. In addition, in September 2014, NiSource entered into a retention bonus agreement with Mr. Chapman under which Mr. Chapman is eligible to receive cash retention bonuses of $100,000 each to be paid within 30 days following December 1, 2015, December 1, 2016, and December 1, 2017, respectively, subject to Mr. Chapman’s continued employment with NiSource or one of its affiliates or subsidiaries, or their successors, through the applicable vesting date (or, if earlier, upon Mr. Chapman’s termination of employment without “cause”).

For purposes of the retention bonuses, “cause” generally means the executive’s (i) conviction of, or plea of guilty or nolo contendere to, a felony or a crime of falsehood or moral turpitude, (ii) engaging in any unethical, immoral or fraudulent conduct which discredits the Company, (iii) substantial nonperformance of his material duties and responsibilities, (iv) violation of our Code of Business Conduct or (v) violation of the confidentiality obligations set forth in the retention bonus agreement.

The amount of the retention earned in 2015 by Mr. Chapman is included in the amount set forth in the Bonus column of the Summary Compensation Table because it is in addition to the amounts based on performance relative to the pre-established performance criteria under the short-term incentive plan, described above, which are set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Long-Term Equity Incentives (“LTI”)

Our compensation program also includes a long-term equity incentive component under our Omnibus Plan. The CPG HRC Committee believes it important that each executive, in particular each of our senior executives, has personal financial exposure to the performance of our stock and, therefore, is aligned with the financial interests of shareholders. The CPG HRC Committee also believes that long-term equity incentives promote decision making that is consistent with our long-range operating goals.

When establishing award opportunity levels for each Named Executive Officer, the CPG HRC Committee considers, among other things, the executive’s base salary, the appropriate mix of cash and equity award opportunities, prior LTI awards, and the compensation practices for similarly situated executives at other companies in the CPG Comparative Group. The actual value of each award, if any, depends on our performance against pre-established performance measures (for performance-based awards) as well as our stock price at the time the award is paid. The CPG HRC Committee may also approve special equity awards that are not performance-based for specific retention, promotion, or recruiting purposes.

As noted above in “—Merger Agreement with TransCanada Pipelines Limited”, if the Merger is completed, the Merger Agreement provides for treatment of outstanding stock-based awards that may be different from the default treatment otherwise described herein. See “—Potential Payments upon Termination of Employment or a Change-in-Control of the Company” for a description of how these awards would be treated if the Merger is completed.

2015 Actions

2015 NiSource LTI Awards

In January 2015, the NiSource ONC Committee approved a grant of time-based restricted stock units to certain employees of NiSource, including each of our CPG Named Executive Officers. The awards were structured as time-based restricted stock units. The NiSource 2015 LTI awards granted to CPG Named Executive Officers are summarized below.

Named Executive Officer	Number of NiSource Restricted Stock Units Awarded
Robert C. Skaggs, Jr.	85,852
Stephen P. Smith	34,341
Glen L. Kettering	18,315
Stanley G. Chapman, III	9,158
Shawn L. Patterson	9,158

Treatment of NiSource Awards at Separation

At the time of CPG’s Separation from NiSource, outstanding NiSource long-term incentive awards were converted to CPG long-term incentive awards under the following process as determined by the NiSource ONC Committee:

NiSource Award	Conversion Approach

2013 Performance Share Awards – tied to Cumulative Net Operating Earnings Per Share, Cumulative Funds from Operations, and relative TSR	•	Performance calculated as of the date of Separation and applied to 100% of award (performance from January 1, 2013 through April 30, 2015 and projected results through June 30, 2015)

	•	Converted to CPG time-based restricted stock units that vested on original vesting date of February 29, 2016

	•	NiSource-to-CPG conversion based on volume weighted average stock prices for the three trading days prior to Separation (1 NI share to 1.568 CPGX shares)

2014 Performance Share Awards – tied to Cumulative Net Operating Earnings Per Share and relative TSR	•	Performance calculated as of the date of Separation and applied to 50% of award (performance from January 1, 2014 through April 30, 2015 and projected results through June 30, 2015)

	•	Remaining 50% of award at target performance

	•	Converted to CPG time-based restricted stock units that vest on original vesting date of February 28, 2017

	•	NiSource-to-CPG conversion based on volume weighted average stock prices for the three trading days prior to separation (1 NI share to 1.568 CPGX shares)

2015 Time-Based Restricted Stock Unit Awards	•	Converted to CPG time-based restricted stock units that vest on original vesting date of February 2, 2018

	•	NiSource-to-CPG conversion based on volume weighted average stock prices for the three trading days prior to Separation (1 NI share to 1.568 CPGX shares)

Special Time-Based Restricted Stock Unit Awards (Various Years)	•	Certain of our Named Executive Officers held unvested time-based shares as of the Separation

	•	Converted to CPG time-based restricted stock units that vest on original vesting date

	•	NiSource-to-CPG conversion based on volume weighted average stock prices for the three trading days prior to Separation (1 NI share to 1.568 CPGX shares)

For the NiSource 2013 Performance Share Awards, the following table shows the metrics, weightings, and performance results as approved by the NiSource ONC Committee:

Performance Measure	Weight	Performance Results
Cumulative Net Operating Earnings Per Share for Jan 2013 through June 2015	40%	169%
Cumulative Funds from Operations for Jan 2013 through June 2015	40%	200%
Relative Total Shareholder Return from Jan 2013 through June 2015	20%	200%
Weighted Average		188%

This resulted in the conversion of the outstanding 2013 NiSource Performance Share Awards into CPG-denominated time-based restricted stock units as follows:

Named Executive Officer	Pre-Separation NiSource Units	Performance Factor	Conversion Factor	Post-Separation CPG Time-Based Restricted Stock Units
Robert C. Skaggs, Jr.	113,208	1.88	1.568	333,719
Stephen P. Smith	47,170	1.88	1.568	139,050
Glen L. Kettering	18,868	1.88	1.568	55,620
Stanley G. Chapman, III	10,377	1.88	1.568	30,590
Shawn L. Patterson	7,547	1.88	1.568	22,247

For 50% of the NiSource 2014 Performance Share Awards, the following table shows the metrics, weightings, and performance results as approved by the NiSource ONC Committee:

Performance Measure	Weight	Performance Results
Cumulative Net Operating Earnings Per Share for Jan 2014 through June 2015	50%	168%
Relative Total Shareholder Return from Jan 2014 through June 2015	50%	172%
Weighted Average		170%

This resulted in the conversion of the outstanding 2014 NiSource Performance Share Awards into CPG-denominated time-based restricted stock units for Named Executive Officers as follows:

Named Executive Officer	Pre-Separation NiSource Units	Performance Factor(1)	Conversion Factor	Post-Separation CPG Time-Based Restricted Stock Units
Robert C. Skaggs, Jr.	109,457	1.70	1.568	231,699
Stephen P. Smith	39,405	1.70	1.568	83,413
Glen L. Kettering	14,594	1.70	1.568	30,893
Stanley G. Chapman, III	11,675	1.70	1.568	24,714
Shawn L. Patterson	6,567	1.70	1.568	13,901

(1)	Applied to 50% of the awards.

The NiSource 2015 Awards were structured as time-based restricted stock units. These NiSource awards were converted to CPG time-based restricted stock units at the time of the Separation as follows:

Named Executive Officer	Pre-Separation NiSource Time- Based Restricted Stock Units	Conversion Factor	Post-Separation CPG Time-Based Restricted Stock Units
Robert C. Skaggs, Jr.	85,852	1.568	134,616
Stephen P. Smith	34,341	1.568	53,847
Glen L. Kettering	18,315	1.568	28,718
Stanley G. Chapman, III	9,158	1.568	14,360
Shawn L. Patterson	9,158	1.568	14,360

Certain of our Named Executive Officers also received special one-time awards of time-based restricted stock units in 2013 and 2014. These NiSource shares were converted to CPG time-based restricted stock units at the time of the Separation as follows:

Named Executive Officer	Pre-Separation NiSource Time- Based Restricted Stock Units	Conversion Factor	Post-Separation CPG Time-Based Restricted Stock Units
Glen L. Kettering (January 2014 Grant)	14,594	1.568	22,883
Stanley G. Chapman, III (May 2013 Grant)	17,188	1.568	26,951
Stanley G. Chapman, III (March 2014 Grant)	30,000	1.568	47,040
Shawn L. Patterson (August 2014 Grant)	40,128	1.568	62,921

2015 Separation Awards

In connection with the Separation, the CPG HRC Committee granted CPG performance shares to our senior executive officers, including our Named Executive Officers. In addition, the CPG HRC Committee granted CPG time based restricted stock units to other employees. These awards were intended to create alignment between the participants and CPG’s shareholders and to recognize and retain individuals critical to the success of the Separation and the new company. These Separation awards will vest three years from the date of grant and, with respect to the CPG performance shares, based on CPG’s TSR performance over the period from July 31, 2015 to June 30, 2018.

CPG’s TSR performance will be compared to the Performance Peer Group listed below. The CPG HRC Committee selected these companies because they have operations similar to CPG and are similarly impacted by macroeconomic factors. The Performance Peer Group used for evaluating CPG’s TSR is broader than the CPG Comparative Group utilized by the CPG HRC Committee in its compensation decision-making. The 25 energy companies, including 14 companies from the CPG Comparative Group, were selected by the CPG HRC Committee because each of the companies is similarly affected by external factors that impact stock price such as interest rates and industry opportunities and challenges.

• Boardwalk Pipeline Partners LP	• EQT Corporation	• Plains All American Pipeline L.P.

• Buckeye Partners LP	• Genesis Energy, LP	• Questar Corp(1)

• Crestwood Equity Partners LP	• Kinder Morgan Inc.	• Spectra Energy Corp.

• DCP Midstream Partners LP	• Magellan Midstream Partners LP	• Targa Resources Corp.

• Enable Midstream Partners LP	• Markwest Energy Partners LP(1)	• Transcanada Corp.

• Enbridge Inc.	• MDU Resources Group Inc.	• Western Gas Partners LP

• Energy Transfer Partners LP	• National Fuel Gas Co	• Williams Cos Inc. (1)

• Enlink Midstream LLC	• Nustar Energy, L.P.

• Enterprise Products Partners LP	• ONEOK Inc.

(1)	MarkWest Energy Partners LP, Questar Corp, and Williams Cos Inc. have subsequently been excluded from the Performance Peer Group.

In the case of Merger/Acquisition: If two peer companies merge, the surviving entity remains in the peer group. If a peer company is combined with another company outside the peer group, the company is simply dropped from the group. Potential changes in peer group can be assessed before the next cycle commences.

In the case of Bankruptcy/Liquidation: If a peer company goes bankrupt, results of company (typically -100%) are left in the group for final payout determination. However, a company emerging from bankruptcy during the same cycle is not added back into the cycle, but will be reconsidered for future cycles.

Total Shareholder Return for CPG and the companies in the Performance Peer Group is calculated using the 20 trading day average immediately prior to the beginning and end dates of the performance cycle and includes dividends. If the pre-established performance goals and service condition are met at target performance levels, award recipients will earn 100% of the target number of performance shares awarded.

The CPG HRC Committee also approved threshold and maximum goals for each measure. If the threshold level is not met, then the executive will not receive any portion of the grant. If the target level is exceeded, the executive could receive up to a maximum of 200% of the target number of performance shares. However, if total shareholder return is negative for the performance period, the maximum payout would be at target regardless of performance relative to the Performance Peer Group.

If CPG’s TSR ranking falls between the 50th percentile and the 100th percentile, then the long-term incentive payout is determined by linear interpolation and is expressed as a percentage of the target opportunity. There is no interpolation between goals below the 50th percentile. Special vesting rules apply in the event of Death, “Retirement,” “Disability” or a “Change-in-Control” (each as defined in the Omnibus Plan). Termination for any other reason will result in forfeiture of all performance shares.

Described below are the measures and goals pertaining to the separation performance share awards.

Performance Measure	Weight	Threshold (50% Award)	Target (100% Award)	Maximum (200% Award)
Relative TSR from July 31, 2015 to June 30, 2018	100%	40-49th Percentile	50th Percentile	100th Percentile

The CPG HRC Committee authorized Separation awards to the Named Executive Officers in the following amounts. These Separation awards were priced using the CPGX July 2, 2015, closing price of $30.34 (the Company’s first post-Separation stock trading day), and were granted on July 13, 2015, following completion of a required blackout period.

Named Executive Officer	Target Number of CPG Performance Shares
Robert C. Skaggs, Jr.	65,920
Stephen P. Smith	24,720
Glen L. Kettering	24,720
Shawn L. Patterson	6,592
Stanley G. Chapman, III	6,592

2016 LTI Program

To ensure that our Named Executive Officers’ interests remain aligned with those of our shareholders and the Company’s long-term business objectives, the CPG HRC Committee determined that the Company’s 2016 long-term equity incentive awards should be delivered solely in performance shares. Accordingly, the CPG HRC Committee chose the following measures and weightings for the 2016 LTI program.

Metric	Weight	Rationale
CPGX Relative TSR	60%	Aligns participants with CPG shareholders and tracks CPG’s market performance relative to the Performance Peer Group

CPG Cumulative Adjusted EBITDA (Non-GAAP)	20%	Focuses CPG management on our stated long-term strategy of growing EBITDA over the long-term

CPPL Cumulative Consolidated DCF	20%	Focuses CPG management on our stated long-term strategy of growing distributable cash flow at CPPL over the long-term

Other Compensation and Benefits

We also provide other forms of compensation to our executives, including the Named Executive Officers, consisting of a limited number of perquisites, severance and change-in-control arrangements and a number of other employee benefits that generally are extended to our entire employee population. These other forms of compensation are generally comparable to those that are provided to similarly situated executives at other companies of our size.

Perquisites. Perquisites are not a principal element of our executive compensation program. They are intended to assist Named Executive Officers in the performance of their duties on behalf of the Company or otherwise to provide benefits that have a combined personal and business purpose. Perquisites consist primarily of financial planning and tax services and travel and living expenses related to commuting arrangements, including the use of charter aircraft. The Company does not reimburse the Named Executive Officers for the payment of personal income taxes incurred by the executives in connection with their receipt of these benefits. For more information on these perquisites, see the Summary Compensation Table and footnote 6 to that table.

Severance and Change-In-Control Benefits. We maintain an executive severance policy and Change-in-Control Agreements with each of the Named Executive Officers.

Change-in-Control Agreements are intended to ensure that thoroughly objective judgments are made in relation to any potential change in corporate ownership so that shareholder value is appropriately safeguarded and returns to investors are maximized. The Change-in-Control Agreements provide for cash severance benefits upon a double trigger (meaning there must be both a qualifying change-in-control and termination of employment) and do not provide for any “gross-up” payments to executives for excise taxes that may be incurred with respect to benefits received under a Change-in-Control Agreement.

Our executive severance policy helps ensure a competitive compensation program and provides protection to executives in case of involuntary job loss.

For further discussion of these agreements, see the “Potential Payments upon Termination of Employment or a Change-in-Control of the Company” table and the accompanying narrative.

Pension Programs. Effective July 1, 2015, we maintain a tax-qualified defined benefit pension plan (the “Columbia Pipeline Group Pension Plan,” hereinafter the “CPG Pension Plan”) for essentially all exempt CPG employees who were hired by NiSource or its predecessor companies before January 1, 2010, all non-exempt CPG employees (both non-union and union employees) who were hired by NiSource or its predecessor companies before January 1, 2013, and a non-qualified defined benefit pension plan (the “Pension Restoration Plan”) for all eligible employees with annual compensation or pension benefits in excess of the limits imposed by the Internal Revenue Service (“IRS”), including the Named Executive Officers. Both the CPG Pension Plan and the Pension Restoration Plan were spun-off from prior plans of NiSource in effect immediately prior to the Separation. The Pension Restoration Plan provides for a pension benefit under the same formula provided under the tax-qualified plan but without regard to IRS limits, reduced by amounts paid under the tax-qualified plan. The material terms of the pension programs are described in the narrative to the Pension Benefits table.

Savings Programs. Our Named Executive Officers are eligible to participate in the same tax-qualified 401(k) plan as most employees (the “Columbia Pipeline Group 401(k) Savings Plan,” hereinafter the “401(k) Plan”) and in a non-qualified defined contribution plan (the “Savings Restoration Plan”) maintained for eligible executive employees. Both the 401(k) Plan and the Savings Restoration Plan were spun-off from prior plans of NiSource in effect immediately prior to the Separation. The 401(k) Plan includes a Company match that varies depending on whether the employee participates in the pension plan and a discretionary Company profit sharing contribution. The Savings Restoration Plan provides for Company contributions in excess of IRS limits under the 401(k) Plan for eligible employees, including the Named Executive Officers. The material terms of the Savings Restoration Plan are described in the narrative to the Non-qualified Deferred Compensation table.

Deferred Compensation Plan. We also maintain the Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) through which eligible Company executives, including the Named Executive Officers, may elect to defer between 5% and 80% of their base salary and annual cash incentive payout. The Company makes the Deferred Compensation Plan available to eligible executives so they have the opportunity to defer their cash compensation without regard to the limits imposed by the IRS for amounts that may be deferred under the 401(k) Plan. The material terms of the Deferred Compensation Plan are described in the narrative to the Non-qualified Deferred Compensation table.

Health and Welfare Benefits. We also provide other broad-based benefits such as medical, dental, life insurance and long-term disability coverage on the same terms and conditions to all employees, including the Named Executive Officers. We believe that these broad-based benefits enhance the Company’s reputation as an employer of choice and thereby serve the objectives of our compensation program to attract, retain and motivate our employees.

Compensation Policies and Guidelines

We maintain various guidelines and policies to help us meet our compensation objectives including:

•	Executive Stock Ownership and Retention Guidelines. Senior executives, including the Named Executive Officers, are generally expected to satisfy their applicable ownership guidelines within five years of becoming subject to the guidelines. The stock ownership guideline for the CEO is five times his annual base salary. The other senior executives have a stock ownership guideline of three times their respective annual base salaries. Once a senior executive satisfies the guidelines, he/she must continue to own a sufficient number of shares to remain in compliance with the guidelines. Until such time as the senior executives satisfy the stock ownership guidelines, they are required to hold at least 50% of the shares of common stock received upon the lapse of the restrictions on restricted stock units and the vesting of performance shares. At the end of 2015, each of the Named Executive Officers exceeded their ownership guidelines.

•	Trading Windows/Trading Plans/Hedging. We restrict the ability of certain employees to freely trade in the Company’s common stock because of their periodic access to material non-public information regarding the Company. Under our insider trading policy, our key executives are prohibited from trading in Company securities during quarterly blackout periods. In addition, under our Securities Transaction Compliance Policy for Certain Employees and our Securities Transaction Compliance Policy for Directors and Executive Officers, all directors and all senior executives, including our Named Executive Officers, are prohibited from engaging in short sales of the Company’s equity securities or in buying or selling puts, calls or other options on the Company’s securities or otherwise hedging against or speculating in the potential changes in the value of the Company’s common stock. None of our directors or officers owns Company securities that are pledged.

•	Compensation Recovery for Misconduct. While we believe our executives conduct business with the highest integrity and in full compliance with our Code of Business Conduct, the CPG HRC Committee believes it is appropriate to ensure that the Company’s compensation plans and agreements provide for financial penalties to an executive who engages in certain fraudulent or other inappropriate conduct. Consequently, our Omnibus Plan, which governs STI and LTI awards, contains “clawback” provisions that require reimbursement of amounts received under the plans in the event of certain acts of misconduct with respect to both the annual short-term cash incentive and long-term equity awards.

Tax Treatment of Executive Compensation. Section 162(m) of the Internal Revenue Code (the “Code”) provides that annual compensation in excess of $1,000,000 paid to the CEO or certain of the other Named Executive Officers, other than compensation meeting the definition of “performance-based compensation,” will not be deductible by a corporation for federal income tax purposes. The CPG HRC Committee reviews the deductibility of compensation under Section 162(m) and related regulations published by the IRS. The CPG HRC Committee retains the discretion to amend any compensation arrangement to comply with Section 162(m)’s requirements for deductibility in accordance with the terms of such arrangements and what it believes is in the best interest of the Company.

The CPG HRC Committee considers the anticipated tax treatment to the Company when determining executive compensation and routinely seeks to structure its executive compensation program in a way that preserves the deductibility of compensation payments and benefits. It should be noted, however, that there are many factors which are considered by the CPG HRC Committee in determining executive compensation and, similarly, there are many factors which may affect the deductibility of executive compensation. To maintain the flexibility to compensate the Named Executive Officers in a manner designed to promote varying corporate goals, the CPG HRC Committee has not adopted a policy that all executive compensation must be deductible under Section 162(m).

In addition, Sections 280G and 4999 of the Code impose excise taxes on Named Executive Officers, directors who own significant shareholder interests in the Company and other service providers who receive payments in excess of a threshold level upon a change-in-control. Although we do not provide any gross up payments to reimburse officers, directors or others for any such taxes, the Company or its successor could lose a deduction for amounts subject to the additional tax. As discussed under “Potential Payments upon Termination of Employment or a Change-in-Control of the Company” below, it is possible that payments to the Named Executive Officers could be subject to these taxes.

Finally, Section 409A of the Code imposes additional taxes on Named Executive Officers, directors and other service providers who defer compensation in a manner that does not comply with Section 409A. The Company has reviewed its compensation arrangements for compliance with applicable Section 409A requirements. The Company may amend its compensation programs in the future to comply with current or additional guidance under Section 409A, to the extent that the CPG HRC Committee believes that is advisable.

Human Resources and Compensation Committee Report

The CPG HRC Committee has furnished the following report to the stockholders of the Company in accordance with rules adopted by the Securities and Exchange Commission.

The CPG HRC Committee states that it reviewed and discussed with management the Company’s Compensation Discussion and Analysis contained in this report.

Based upon the review and discussions referred to above, the CPG HRC Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

This report is submitted on behalf of the members of the CPG HRC Committee:

Human Resources and Compensation Committee

Teresa A. Taylor, Chair Deborah S. Parker W. Lee Nutter Sigmund L. Cornelius

March 8, 2016

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2015, Messrs. Cornelius and Nutter, Ms. Taylor and Ms. Parker served on the HRC Committee. There were no compensation committee interlocks or insider participation.

Director Compensation

This section describes compensation for our non-employee directors. To attract and retain highly qualified candidates to serve on the Board, we use a combination of cash and equity awards. A full-time employee who serves as director does not receive any additional compensation for service on the Board. Consequently, because Mr. Skaggs is also our CEO, he does not receive additional compensation for his service as a Board member.

Each non-employee director receives an annual retainer of $240,000, consisting of $90,000 in cash and an award of restricted stock units valued at $150,000 at the time of the award. The cash retainer is paid in arrears in four equal installments at the end of each calendar quarter.

The restricted stock units are awarded annually and the number of restricted stock units is determined by dividing the value of the annual equity retainer by the closing price of the Company’s common stock on the grant date. Restricted stock units are granted to directors under the Omnibus Plan.

Additionally, each director who serves as chair of a Board committee receives compensation for this responsibility. The annual committee chair fees are $20,000 for each of the standing committees. The independent lead director of the Board receives additional annual compensation of $30,000 for his role. These fees are paid in cash in arrears in four equal installments and are prorated in the case of partial year service.

As discussed above in “—Merger Agreement with TransCanada Pipelines Limited”, if the Merger is completed, the Merger Agreement provides for treatment of outstanding stock-based awards held by our non-employee directors that may be different from the default treatment otherwise described herein. See “—Potential Payments upon Termination of Employment or a Change-in-Control of the Company” for a description of how these awards would be treated if the Merger is completed.

All Other Compensation

The other compensation included under the column “All Other Compensation” in the Director Compensation table below consists of matching contributions made by the Columbia Pipeline Group Charitable Foundation. The Company matches up to $10,000 annually in contributions by any director to approved tax-exempt charitable organizations. Any amount not utilized for the match in the year it is first available is carried over to the following year.

Omnibus Plan

The Omnibus Plan permits equity awards to be made to non-employee directors in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Terms and conditions of awards to non-employee directors will be determined by the board of directors, based on the recommendation of the Governance Committee, prior to grant. Awards of restricted stock units will vest and be payable in shares of common stock on the earlier of (a) the last day of the director’s annual term for which the restricted stock units are awarded or (b) the date that the director separates from service due to a “Change in Control” (as defined in the Omnibus Plan); provided, however, that in the event that the director separates from service prior to such time as a result of “Retirement” (defined as the cessation of services after providing a minimum of five continuous years of service as a member of the board of directors), death or “Disability” (as defined in the Omnibus Plan), the director’s restricted stock unit awards will vest pro-rata in an amount determined by using a fraction, where the numerator will be the number of full or partial calendar months elapsed between the grant date and the date of the director’s Retirement, death or Disability, and the denominator of which will be the number of full or partial calendar months elapsed between the grant date and the last day of the director’s annual term for which the director is elected that corresponds to the year in which the restricted stock units are awarded. The vested restricted stock units awarded will be payable as soon as practicable following vesting, except as otherwise provided pursuant to the non-employee director’s prior deferral election.

With respect to restricted stock units that have not been distributed, additional restricted stock units will be credited to each non-employee director’s bookkeeping account to reflect ordinary cash dividends paid to stockholders. The restricted stock units have no voting or other stock ownership rights and are payable in shares of our common stock upon distribution.

Treatment of NiSource Restricted Stock Units Held by CPG Directors at the Separation

Unvested NiSource restricted stock units that were held by each of the Company’s non-employee directors on the date of Separation converted into CPG restricted stock units in a manner that preserved the value of the award following the Separation and such that CPG restricted stock units are on substantially the same terms and conditions as the original NiSource restricted stock units, except that any continued vesting of such CPG restricted stock units are now based on continued service with CPG.

Vested but unpaid NiSource restricted stock units that were held by each of the Company’s non-employee directors on the date of Separation continue to remain in full force and effect as NiSource restricted stock units. Those NiSource restricted stock units will be paid in accordance with the terms set by NiSource at the time of their grant.

The Company also granted additional restricted stock units under the Company’s Omnibus Plan so that the aggregate value of the retained NiSource restricted stock units and the Company restricted stock units immediately after the Separation was equivalent in value to the vested but unpaid NiSource restricted stock units immediately before the Separation. The additional Company restricted stock units will be paid at the same time as the retained NiSource restricted stock units.

Further, the retained NiSource restricted stock units included a one-time opportunity for directors to elect to convert the underlying investment of their restricted stock unit accounts from NiSource common stock to other investment options that track mutual funds or track the Company’s common stock. If a director made this one-time election, payment of the restricted stock units would be made in cash and not in NiSource stock. This election feature was made available solely with respect to the vested but unpaid NiSource restricted stock units as of the date of the Separation.

The companion grant of Company restricted stock units also gave directors a one-time opportunity to convert the underlying investment of their restricted stock unit accounts from the Company’s common stock to other investment options that track mutual funds or track NiSource common stock. If a director made this one-time election, payment of the restricted stock units would be made in cash and not in Company stock. This election feature was made available solely with respect to the companion grant of vested but unpaid Company restricted stock units as of the date of the Separation.

Director Stock Ownership

The Board maintains stock ownership requirements for its directors that are included in the Corporate Governance Guidelines. Within five years of becoming a non-employee director, each non-employee director is required to hold an amount of Company stock with a value equal to five times the annual cash retainer paid to directors by the Company. Company stock that counts towards satisfaction of this requirement includes shares purchased on the open market, awards of restricted stock or restricted stock units through the prior Non-Employee Director Stock Incentive Plan (the non-employee director equity plan sponsored by NiSource) or the Omnibus Plan, and shares beneficially owned in a trust or by a spouse or other immediate family member residing in the same household.

Each director has a significant portion of his or her compensation directly aligned with long-term stockholder value. Approximately sixty-three percent (63%) of a non-employee director’s annual retainer (valued as of the time of award) consists of restricted stock units, which are converted into common stock when distributed to the director.

The table below shows the number of shares of common stock beneficially owned by each non-employee director, the number of non-voting restricted stock units that have been awarded, and the combined total as of March 14, 2016.

Name	Shares of Common Stock(1)	Non-Voting Restricted Stock Units	Total Number of Shares of Common Stock and Non-Voting Restricted Stock Units(2)
Sigmund L. Cornelius	11,472	14,239	25,711
Marty R. Kittrell	1,274	25,902	27,176
W. Lee Nutter	118,399	46,830	165,229
Deborah S. Parker	—	46,447	46,447
Teresa A. Taylor	4,444	16,927	21,371
Lester P. Silverman	—	5,144	5,144

(1)	The number does not include vested NiSource restricted stock units granted to Mr. Nutter and Ms. Parker which Mr. Nutter and Ms. Parker elected to have invested in an investment option that tracks CPG common stock.
(2)	The number includes non-voting restricted stock units granted under the Non-Employee Director Stock Incentive Plan and the Omnibus Plan.

Director Compensation

The table below sets forth all compensation earned by or paid to our non-employee directors in 2015. Our CEO does not receive any additional compensation for his service on the Board. His compensation for serving as CEO is listed under Compensation of Named Executive Officers.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Sigmund L. Cornelius	70,000	150,000	10,000	230,000
Marty R. Kittrell	55,000	150,000	—	205,000
W. Lee Nutter	45,000	150,000	10,000	205,000
Deborah S. Parker	55,000	150,000	—	205,000
Teresa A. Taylor	55,000	150,000	—	205,000
Lester P. Silverman	52,000	150,000	5,000	207,000

(1)	The fees shown include the annual cash retainer and any Board and chair fees paid during the year to each director.
(2)	The amounts reported reflect the grant date fair value of awards computed in accordance with FASB ASC Topic 718, determined without regard to forfeiture assumptions. For restricted stock units, the grant date fair value is the number of shares multiplied by the closing price of our stock on the award date. Each non-employee director who was elected on July 1, 2015 received an award of restricted stock units valued at $150,000 which was equal to approximately 5,048.805 stock units valued at $29.71 per unit. As of December 31, 2015, each of Ms. Parker and Taylor and Messrs. Cornelius, Kittrell and Nutter held 9,386 unvested restricted stock units, and Mr. Silverman held 5,106 unvested restricted stock units. As of December 31, 2015, Ms. Parker held 36,713 vested but deferred restricted stock units, Ms. Taylor held 7,414 vested but deferred restricted stock units, Mr. Cornelius held 4,746 vested but deferred restricted stock units, Mr. Kittrell held 16,322 vested but deferred restricted stock units, and Mr. Nutter held 37,094 vested but deferred restricted stock units.
(3)	This column includes matching contributions made by the Columbia Pipeline Group, Inc. Charitable Foundation under the Director Charitable Match Program. The Foundation matches up to $10,000 annually in contributions by any director to approved tax-exempt charitable organizations. Any amount not utilized for the match in the year it is first available is carried over to the following year.

Assessment of Risk

The Company annually assesses whether its incentive compensation programs are constructed in a manner that might induce participant behaviors that could cause the Company material harm. An assessment was performed after the Separation, and the Company concluded that the incentive components of our program for senior executives are not reasonably likely to have a material adverse effect on the Company, for reasons that include the following:

•	Our operations are highly regulated at both the federal and state levels and, therefore, are subject to continuous oversight by independent bodies.

•	Policies are in place to recoup compensation in the event of certain acts of misconduct and prohibit hedging by our senior executive officers.

•	Our compensation program is evaluated annually for its effectiveness and alignment with the Company’s goals without promoting excessive risk.

•	Senior executive compensation is weighted toward long-term incentives, thereby ensuring that senior executives have an ongoing, multi-year focus of attention.

•	The performance measures that are the basis of incentive awards are approved each year by an independent committee of the Board.

•	The long-term incentive equity awards to senior executives generally have three-year vesting periods and are performance based so that their upside potential and downside risk are aligned with that of our stockholders and promote long-term performance over the vesting period.

•	The senior executive officers are subject to stock ownership and retention guidelines that are independently set by the Board which are intended to ensure senior executives assume financial risk that is coincident with our stockholders.

•	The senior executive officers’ performance incentive measures include safety metrics in order to encourage a strong culture of safety.

Compensation of Named Executive Officers

Summary. The following table summarizes compensation for services to CPG and its affiliates for 2015, 2014 and 2013 awarded to, earned by or paid to each of the Named Executive Officers as of December 31, 2015. Compensation for years 2013, 2014, and the first half of 2015 was paid by NiSource for services prior to the separation. Compensation for the second half of 2015 was paid by CPG for services following the separation.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

Robert C. Skaggs, Jr. President and Chief Executive Officer	2015	980,000		5,309,275	1,715,000	533,491	173,232	8,710,998
	2014	946,667	1,785,000	3,395,356	1,715,000	357,545	82,471	8,282,039
	2013	900,000		2,662,652	1,224,000	306,743	85,625	5,179,020

Stephen P. Smith Executive Vice President and Chief Financial Officer	2015	600,000		2,077,310	579,600	131,664	51,184	3,439,758
	2014	589,583	750,000	1,222,343	579,600	80,415	52,993	3,274,934
	2013	575,000		1,109,438	539,350	70,691	52,436	2,346,915

Glen L. Kettering President	2015	500,000		1,432,745	412,550	154,829	558,052	3,058,176
	2014	448,333	600,000	908,914	426,000	109,019	299,848	2,792,114
	2013	340,000	500,000	443,775	275,400	120,229	68,226	1,747,630

Stanley G. Chapman, III Executive Vice President and Chief Commercial Officer	2015	401,913		100,000	553,965	278,238	28,146	1,362,262

Shawn L. Patterson Executive Vice President and Chief Operations Officer	2015	366,300		553,965	253,584	54,552	38,421	1,266,822

(1)	Salary deferred at the election of the Named Executive Officer is reported in the category and year in which such salary was earned.
(2)	This column shows a retention bonus of $100,000 paid to Mr. Chapman in 2015 as well as discretionary bonus payouts to each Named Executive Officer that are in addition to any amounts paid under the STI plan described in footnote 4. Mr. Chapman’s bonus amount is more fully described in the “Compensation Discussion and Analysis—Principal Elements of Our Compensation Program—2014 Retention Bonuses.”
(3)	For a discussion of stock awards granted in 2015, see “Compensation Discussion and Analysis—Long-Term Equity Incentives—2015 Actions” and the 2015 Grants of Plan-Based Awards table. This column shows the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, of the restricted stock units and performance shares based on the average price of the applicable NiSource or CPG common stock on the NYSE at the grant date, discounted for the value of dividends not received in the vesting period and excluding the effects of estimated forfeitures. For performance share awards which are subject to performance conditions, the grant date value is based upon the probable outcome of such conditions. Please see note 18 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of the assumptions used in determining the grant date fair value of these awards. The following table shows the value of the performance share awards reported in the Summary Compensation Table at the grant date assuming that the highest level of performance conditions will be achieved.

Name	Maximum Performance Share Potential as of Grant Date for Awards ($)
Robert C. Skaggs, Jr.	3,712,614
Stephen P. Smith	1,392,230
Glen L. Kettering	1,392,230
Stanley G. Chapman, III	371,261
Shawn L. Patterson	371,261

(4)	For 2015, the STI payout amount for each of the Named Executive Officers reflected above in the column entitled Non-Equity Incentive Plan Compensation was based on NiSource corporate and business unit performance for 2013, 2014, and NiSource performance calculated from January 1 through June 30, 2015. After the separation, the STI payout for each of the Named Executive Officers was based on CPG’s corporate performance from July 1, 2015 through December 31, 2015. For more information regarding 2015 performance, STI payout opportunities for the Named Executive Officers and the actual payout amounts, see “Compensation Discussion and Analysis—Short-Term Incentives—2015 Actions.”
(5)	This column shows the change in the present value of each pension eligible Named Executive Officer’s accumulated benefits under CPG’s tax-qualified pension plans and the non-qualified Pension Restoration Plan (prior NiSource Plan) as a result of annual pay and interest credits to their account balance under the plans as described in the narrative to the 2015 Pension Benefits table. Mr. Chapman is not eligible to participate in CPG’s pension plans because he was hired by NiSource after January 1, 2010. For a description of these plans and the basis used to develop the present values, see the 2015 Pension Benefits table and accompanying narrative. No earnings on non-qualified deferred compensation are shown in this column, since no earnings were above market or preferential.
(6)	The table below provides a breakdown of the amounts shown in the “All Other Compensation” column for each Named Executive Officer in 2015.

		Other Compensation
Name	Perquisites & Personal Benefits (a)($)	Company Contributions to 401(k) Plan (b)($)	Company Contributions to Savings Restoration Plan (c)($)	Total ($)
Robert C. Skaggs, Jr.	110,532	19,800	42,900	173,232
Stephen P. Smith	11,284	19,800	20,100	51,184
Glen L. Kettering	524,152	19,800	14,100	558,052
Stanley G. Chapman, III	131	19,800	8,215	28,146
Shawn L. Patterson	12,543	19,800	6,078	38,421

(a)	All perquisites are valued based on the aggregate incremental cost to NiSource, prior to the separation, and CPG, following the separation, as required by the rules of the SEC. The “Compensation Discussion and Analysis—Other Compensation and Benefits—Perquisites” section contains additional information about the perquisites provided to the Named Executive Officers. The perquisite amounts listed include financial planning and tax services: Mr. Skaggs, $13,759, Mr. Smith, $11,193, Mr. Kettering, $12,368, and Mr. Patterson, $12,543; commuting related travel expense: Mr. Skaggs, $94,950, and Mr. Kettering, $501,563; living expense: Mr. Skaggs, $1,823 and Mr. Kettering, $10,005; spousal travel: Mr. Kettering, $86; and taxable gifts: Mr. Smith, $91, Mr. Kettering, $130, and Mr. Chapman, $131. The travel expense for Messrs. Skaggs and Kettering was primarily related to commuting arrangements and calculated based on the incremental variable operating costs associated with the use of leased or chartered aircraft to travel to the executive’s office, which includes an hourly use rate, fuel rate and other flight related fees and expenses. Executives are responsible for all taxes associated with the use of leased or chartered aircraft for this purpose.
(b)	This column reflects CPG matching contributions and profit-sharing contributions made on behalf of each of the Named Executive Officers. The 401(k) Plan is a tax-qualified defined contribution plan, as described above under “Compensation Discussion and Analysis—Other Compensation and Benefits—Savings Programs.”
(c)	This column reflects CPG matching contributions and profit-sharing contributions made on behalf of each of the Named Executive Officers. The Savings Restoration Plan is a non-qualified defined contribution plan, as described above under “Compensation Discussion and Analysis—Other Compensation and Benefits—Savings Programs,” and in the narrative following the Non-qualified Deferred Compensation table.

2015 Grants of Plan-Based Awards

The following table sets forth information concerning plan-based awards under the CPG Omnibus Plan to the Named Executive Officers in 2015.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Board Approval Date	Original Grant Date	Granting Company	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert C. Skaggs, Jr.				490,000	1,225,000	1,960,000
	1/29/2015	1/29/2015	NI							85,852	3,452,967
	6/2/2015	7/13/2015	CPG				32,960	65,920	131,840		1,856,307

Stephen P. Smith				180,000	420,000	660,000
	1/29/2015	1/29/2015	NI							34,341	1,381,195
	6/2/2015	7/13/2015	CPG				12,360	24,720	49,440		696,115

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Board Approval Date	Original Grant Date	Granting Company	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Glen L. Kettering				125,000	300,000	475,000
	1/29/2015	1/29/2015	NI							18,315	736,629
	6/2/2015	7/13/2015	CPG				12,360	24,720	49,440		696,115

Stanley G. Chapman, III				100,478	200,956	301,434
	1/29/2015	1/29/2015	NI							9,158	368,335
	6/2/2015	7/13/2015	CPG				3,296	6,592	13,184		185,631

Shawn L. Patterson				91,575	183,150	274,725
	1/29/2015	1/29/2015	NI							9,158	368,335
	6/2/2015	7/13/2015	CPG				3,296	6,592	13,184		185,631

(1)	The information in the “Threshold,” “Target,” and “Maximum” columns reflects potential payouts based on the performance targets set under the 2015 STI plan. The amounts actually paid under the 2015 STI plan were based on 2015 performance and appear in the “Non-Equity Incentive Plan Compensation” column of the 2015 Summary Compensation Table. For a description of the 2015 STI payout amounts, please see the section entitled “Compensation Discussion and Analysis—Short-Term Incentives—2015 Actions.”
(2)	The information in the “Threshold,” “Target,” and “Maximum” columns reflects the potential share payouts under the 2015 CPG performance share awards. Under the original terms of the awards, the actual number of performance shares earned is determined based on CPG performance over the period from 2015 through 2018. In order for a participant to receive shares, CPG must attain specific performance goals and the participant must satisfy the applicable service condition. For a description, please see the section entitled “Compensation Discussion and Analysis—Long-Term Equity Incentives—2015 Actions.”
(3)	The information in this column reflects time-based restricted stock units granted to our Named Executive Officers. This grant will vest in its entirety on February 2, 2018, subject to the continued employment of the executive on the applicable vesting date. For a description of the time based restricted stock units, please see the section entitled “Compensation Discussion and Analysis—Principal Elements of our Compensation—Treatment of NiSource Awards at Separation.”
(4)	This column shows the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the restricted stock units and performance shares granted in 2015 based on the average price of the applicable NiSource or CPG common stock on the NYSE on the grant date, discounted for the value of dividends not received in the vesting period. Since the performance share awards are subject to performance conditions, the grant date value is based upon the probable outcome of such conditions.

2015 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information at fiscal year-end concerning outstanding grants of equity awards to the Named Executive Officers, including awards of restricted stock units and performance shares to the Named Executive Officers. No options were granted in 2015.

				Stock Awards
Name	Original Grant Date	Granting Company	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of CPG Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Robert C. Skaggs, Jr.	1/24/2013	NI	—	333,719	(4)	6,674,380	—		—
	1/30/2014	NI	—	231,699	(6)	4,633,980	—		—
	1/29/2015	NI	—	134,616	(8)	2,692,320	—		—
	7/13/2015	CPG	—	—		—	32,960	(9)	659,200

Stephen P. Smith	1/24/2013	NI	—	139,050	(4)	2,781,000	—		—
	1/30/2014	NI	—	83,413	(6)	1,668,260	—		—
	1/29/2015	NI	—	53,847	(8)	1,076,940	—		—
	7/13/2015	CPG	—	—		—	12,360	(9)	247,200

Glen L. Kettering	1/24/2013	NI	—	55,620	(4)	1,112,400	—		—
	1/30/2014	NI	—	30,893	(6)	617,860	—		—
	1/30/2014	NI	—	22,883	(7)	457,660	—		—
	1/29/2015	NI	—	28,718	(8)	574,360	—		—
	7/13/2015	CPG	—	—		—	12,360	(9)	247,200

				Stock Awards
Name	Original Grant Date	Granting Company	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of CPG Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

Stanley G. Chapman, III	1/24/2013	NI	—	30,590	(4)	611,800	—		—
	5/14/2013	NI	—	26,951	(5)	539,020	—		—
	1/30/2014	NI	—	24,714	(6)	494,280	—		—
	3/24/2014	NI	—	47,040	(7)	940,800	—		—
	1/29/2015	NI	—	14,360	(8)	287,200	—		—
	7/13/2015	CPG	—	—		—	3,296	(9)	65,920

Shawn L. Patterson(10)	1/24/2013	NI	—	22,247	(4)	444,940	—		—
	1/30/2014	NI	—	13,901	(6)	278,020	—		—
	8/4/2014	NI	—	62,921	(7)	1,258,420	—		—
	1/29/2015	NI	—	14,360	(8)	287,200	—		—
	7/13/2015	CPG	—	—		—	3,296	(9)	65,920

(1)	There are no outstanding options held by the Named Executive Officers.
(2)	This column shows the market value of the unvested restricted stock units held by the Named Executive Officers, based on $20.00 per share, the closing price of CPG common stock on the NYSE on December 31, 2015.
(3)	This column shows the market value of the unvested performance shares held by the Named Executive Officers payable at threshold levels, based on $20.00 per share, the closing price of CPG common stock on the NYSE on December 31, 2015.
(4)	The awards shown represent performance shares granted by NiSource on January 24, 2013 and subsequently converted to and replaced by CPG restricted stock units on July 2, 2015. These awards vested on February 29, 2016. For a description of the performance adjustment and conversion details, please see the section entitled “Compensation Discussion and Analysis—Principal Elements of Our Compensation Program—Long-Term Equity Incentives—2015 Actions—Treatment of NiSource Awards at Separation.”
(5)	The award shown represents restricted stock units granted by NiSource on May 14, 2013 to Mr. Chapman and subsequently converted to and replaced by CPG restricted stock units on July 2, 2015. The award vests in one-third increments: 8,983 units on May 14, 2016; 8,984 units on May 14, 2017 and 8,984 units on May 14, 2018.
(6)	The awards shown represent performance shares granted by NiSource on January 30, 2014 and subsequently converted to and replaced by CPG restricted stock units on July 2, 2015. These awards vest on February 28, 2017. For a description of the performance adjustment and conversion details, please see the section entitled “Compensation Discussion and Analysis—Principal Elements of Our Compensation Program—Long-Term Equity Incentives—2015 Actions—Treatment of NiSource Awards at Separation.”
(7)	The awards shown represent restricted stock units granted by NiSource in 2014 for Messrs. Kettering, Chapman and Patterson and subsequently converted to and replaced by CPG restricted stock units on July 2, 2015. Mr. Kettering’s award was granted on January 30, 2014 and will vest on January 30, 2017. Mr. Chapman’s award was granted on March 24, 2014. The award vests in one-third increments: 15,680 units on March 24, 2017; 15,680 units on March 24, 2018 and 15,680 units on March 24, 2019. Mr. Patterson’s award was granted on August 4, 2014. The award vests in one-third increments; 20,973 units on August 4, 2017; 20,974 units on August 4, 2018 and 20,974 units on August 4, 2019.
(8)	The awards shown represent restricted stock units granted by NiSource on January 29, 2015 and subsequently converted to and replaced by CPG restricted stock units on July 2, 2015.
(9)	The awards shown represent performance shares granted on July 13, 2015 at threshold levels. The number of shares that will actually vest is dependent upon CPG meeting multi-year performance measures over the 2015-2018 performance period and the executive’s continued employment through July 12, 2018. For a description of the performance share awards and the performance criteria and vesting schedule, please see the Section entitled “Compensation Discussion and Analysis—Principal Elements of Our Compensation Program—Long-Term Equity Incentives—2015 Actions—2015 Separation Awards.”
(10)	NiSource granted Mr. Patterson a restricted stock award on March 26, 2012. The award vests in one-third increments: 6,881 units vested on March 26, 2015; 6,881 vested on March 26, 2016; and 6,882 will vest March 26, 2017. The vesting of outstanding awards is contingent on continued employment with CPG. This award of NiSource shares is not included in the table above.

2015 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Robert C. Skaggs, Jr.	—	—	234,917	(3)	10,315,205
Stephen P. Smith	—	—	97,881	(3)	4,297,955
Glen L. Kettering	—	—	39,153	(3)	1,719,208
Stanley G. Chapman, III	—	—	21,534	(3)	945,558
Shawn L. Patterson(5)	—	—	15,661	(3)	687,675
	—	—	6,881	(4)	294,507

(1)	During 2015, no stock options were exercised by any of the Named Executive Officers.
(2)	The amounts in this column reflect the value realized by the Named Executive Officer upon the vesting of stock which is computed by multiplying the number of shares by the market value of NiSource common stock on the vesting date.
(3)	The awards shown represent performance shares granted on January 26, 2012 that vested on February 18, 2015, immediately following the certification of NiSource performance after satisfaction of the service condition on January 30, 2015.
(4)	Award shown represents a NiSource restricted stock award granted on March 26, 2012, of which 6,881 units vested on March 26, 2015.
(5)	In connection with the Separation, Mr. Patterson held a NiSource restricted stock award of 13,763 unvested shares (as discussed in footnote 10 of the above table) which received the CPG dividend as vested shares on July 1, 2015 and are not included in the table above.

2015 Pension Benefits

Name	Plan Name(1)(2)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)
Robert C. Skaggs, Jr.	Columbia Pipeline Group Pension Plan	34.5	1,547,918
	Pension Restoration Plan	34.5	4,497,681
Stephen P. Smith	Columbia Pipeline Group Pension Plan	7.6	129,401
	Pension Restoration Plan	7.6	414,279
Glen L. Kettering	Columbia Pipeline Group Pension Plan	36.5	890,441
	Pension Restoration Plan	36.5	654,455
Stanley G. Chapman, III(3)	Columbia Pipeline Group Pension Plan	—	—
	Pension Restoration Plan	—	—
Shawn L. Patterson	Columbia Pipeline Group Pension Plan	20.6	260,184
	Pension Restoration Plan	20.6	102,965

(1)	On July 1, 2015, NiSource completed the separation of CPG into a stand-alone publicly traded company. As a result of the separation and pursuant to the Employee Matters Agreement between CPG and NiSource (the “EMA”), CPG became solely responsible for the qualified defined benefit plan benefit liabilities accrued under NiSource-sponsored qualified defined benefit plans (the “NiSource Pre-Separation Plans) related to employees whose employment transferred from NiSource to CPG (including Messrs. Skaggs, Smith, Kettering and Patterson and their benefits accrued prior to the separation under the NiSource Pre-Separation Plans). Such benefit liabilities were transferred to the CPG Pension Plan. Immediately following the separation and also pursuant to the EMA, NiSource caused the qualified master trust holding assets of the NiSource Pre-Separation Plans to transfer to the qualified trust that CPG established to hold assets of the CPG Pension Plan, determined in accordance with Section 414(l) of the Code and Section 4044 of ERISA for those employees with accrued pension benefits whose employment transferred from NiSource to CPG. Thereafter, NiSource ceased to have any liabilities with respect to the CPG Pension Plan benefits for those employees, including Messrs. Skaggs, Smith, Kettering and Patterson whose employment transferred from NiSource to CPG in connection with the separation.
(2)	As a result of the separation and pursuant to the EMA, CPG became solely responsible for the Pension Restoration Plan benefit liabilities related to employees (including Messrs. Skaggs, Smith, Kettering and Patterson) whose employment transferred from NiSource to CPG. Immediately following the separation and also pursuant to the EMA, NiSource caused the rabbi trust that it established under its plan to transfer to the rabbi trust that CPG established under the CPG Pension Restoration Plan, assets of approximately equal value to the transferred liabilities. Thereafter, NiSource ceased to have any liabilities with respect to the Pension Restoration Plan benefits of those employees, including Messrs. Skaggs, Smith and Kettering, whose employment transferred from NiSource to CPG in connection with the separation.
(3)	Mr. Chapman is not eligible to participate in any defined benefit pension plan sponsored by CPG or its affiliates because he was hired by NiSource as an exempt employee after January 1, 2010.

Tax Qualified Pension Plans. CPG and its affiliates sponsor a qualified defined benefit pension plan for their exempt employees who were hired by NiSource before January 1, 2010, and their non-exempt employees who were hired by NiSource before January 1, 2013, including the Named Executive Officers identified in the Pension Benefits table. Benefits under these plans are funded through and are payable out of a trust fund, which consists of contributions made by CPG and the earnings of the fund.

Specifically, the Named Executive Officers, other than Mr. Chapman, as noted above, participate in the CPG Pension Plan and each such officer’s benefit is determined under a cash balance benefit feature of that plan. Under this feature of the CPG Pension Plan, each eligible exempt employee has an account balance to which annual pay credits and interest credits are allocated. Annual pay credits to a participant’s account under the current cash balance formula equal a percentage of compensation, taking into account the Social Security Taxable Wage Base, based on the participant’s combined age and service for the plan year. The applicable pay credits are listed in the following table:

Sum of Age Plus Years of Service	Percentage of Total Compensation	Percentage of Compensation Above 1/2 of the Taxable Wage Base
Less than 50	4.0%	1.0%
50-69	5.0%	1.0%
70 or more	6.0%	1.0%

Compensation for purposes of annual pay credits means base pay, any performance-based pay, any “banked” vacation (in the year of vacation payout) and any salary reduction contributions made for the employee pursuant to a plan maintained by CPG or an affiliate under Sections 125 or 401(k) of the Code, but excluding any amounts deferred to a non-qualified plan maintained by CPG. In accordance with limits of the Code, the maximum compensation taken into account in determining benefits under the plans with respect to all participants, including the Named Executive Officers, in 2015 was limited to $265,000. Interest is credited each year to the account based on the interest rate on 30-year Treasury securities, as determined by the IRS, for the September immediately preceding the first day of each year, subject to a minimum interest credit of 4%.

As of the effective date of the CPG Pension Plan (July 1, 2015), the benefit of each participant in the CPG Pension Plan is equal to the benefit that such participant had accrued prior to the separation in the respective NiSource Pre-Separation Plan in which the individual participated (either the Columbia Energy Group Pension Plan (the “CEG Plan”) or the NiSource Pension Plan (the “NiSource Plan”)). Benefits in the NiSource Pre-Separation Plans were also accrued under a cash balance benefit feature.

Prior to the separation, Messrs. Skaggs, Smith and Kettering participated in the CEG Plan and Mr. Patterson participated in the NiSource Plan. Both the CEG Plan and the NiSource Plan previously provided for a “final average pay” benefit (“FAP benefit”) for exempt employees and, alternatively, a prior cash balance benefit feature, in addition to a current cash balance feature identical to that described above for the CPG Pension Plan.

As of January 1, 2011, all active exempt employees participating in the NiSource Pre-Separation Plans, who had accrued a benefit under a FAP benefit formula or, alternatively, under the prior cash balance formula, were converted to each plan’s respective current cash balance formula. Mr. Skaggs was the only Named Executive Officer participating in the FAP benefit of one of the NiSource Pre-Separation Plans at the time of such January 1, 2011 conversion. Mr. Kettering also previously participated in the FAP benefit but was converted to the prior cash balance formula during an earlier choice program at NiSource.

Under IRS rules, such a converted cash balance benefit cannot be less than the “protected” accrued benefit of the participant at the time of conversion. Accordingly, both Messrs. Skaggs’ and Kettering’s accrued benefit under the CPG Pension Plan is equal to his respective cash balance account, or, if greater at the time of retirement from CPG, his respective “protected benefit,” which is a calculation taking into consideration the accrued benefit under the FAP benefit formula of the prior CEG Plan as of the day immediately preceding conversion of the participant’s CEG Plan benefit to the cash balance formula in such plan (using only service and compensation earned prior to the benefit conversion).

Messrs. Skaggs and Kettering’s benefits under the CPG Pension Plan therefore consist of : (1) an “opening account balance” that was determined under the prior CEG Plan equal to either (a) in the case of an exempt employee transitioning from a FAP benefit formula under such plan, the lump sum actuarial equivalent of his accrued FAP benefit in that plan as of December 31, 2010, or (b) in the case of an exempt employee transitioning from the prior cash balance formula in such plan, equal to the account balance in such prior cash balance formula of the plan as of December 31, 2010; plus (2) annual pay and interest credits to the cash balance account from the time of conversion (including pay and interest credits under the CEG Plan after conversion and prior the separation, as well as pay and interest credits from and after the effective date of the CPG Pension Plan). Mr. Smith was participating in the applicable cash balance benefit formula of the CEG Plan at the time of the above-referenced conversion, and Mr. Patterson was participating in the applicable cash balance benefit formula of the NiSource Plan at the time of the above-referenced conversion. Accordingly, Messrs. Smith’s and Patterson’s benefits under the CPG Pension Plan consist of the annual pay and interest credits allocated to their accounts in the respective NiSource Pre-Separation Plans, as well as pay and interest credits from and after the effective date of the CPG Pension Plan.

The automatic form of benefit under the cash balance feature of the CPG Pension Plan is a single life annuity in the case of an unmarried participant and a 50% joint and survivor pop-up annuity in the case of a married participant (unreduced for the value of the pop-up feature). Optional forms of payment are available under the CPG Pension Plan, depending on the participant’s marital status and benefit feature. Each optional form of benefit is defined in the CPG Pension Plan to be the actuarial equivalent of the normal form of benefit defined in the plan.

Under the cash balance feature of the CPG Pension Plan, any participant may take a distribution of his or her vested cash balance account benefit upon termination of employment, without any reduction. Alternatively, if the participant’s accrued benefit is determined by the protected benefit calculation referenced above (i.e., the protected benefit calculation is greater than the participant’s cash balance account), the participant would receive the protected benefit amount (which may reflect an actuarial or early retirement reduction if the participant elects to receive it prior to normal retirement date as provided in the applicable plan).

Because each of the Named Executive Officers now participates in the current cash balance feature of the CPG Pension Plan (other than Mr. Chapman, who is not eligible to participate), each such Named Executive Officer is eligible to take an unreduced distribution of his cash balance account upon termination of employment regardless of age and service, or if greater, the Named Executive Officer could take a distribution of the accrued benefit using the protected benefit calculation. Currently, Messrs. Skaggs, Smith and Kettering are the only Named Executive Officers eligible for early retirement (which impacts the protected benefit calculation), with early retirement defined under the CPG Pension Plan as the earlier of age 55 with 10 years of eligible service or age 60 with 5 years of eligible service.

Assumptions. The present value of the accumulated benefit for each Named Executive Officer identified above is his account balance payable under the applicable plan. For Messrs. Skaggs, Kettering, and Patterson, this value is greater than the present value of their protected benefit using the assumptions set forth in Note 14—Pension and Other Postretirement Benefits in the Notes to the Consolidated and Combined Financial Statements included in CPG’s Annual Report on Form 10-K for the year ended December 31, 2015. CPG has not granted any extra years of credited service under the plans identified above.

Non-qualified Pension Benefit Plan. CPG also sponsors the Pension Restoration Plan. The Pension Restoration Plan is a non-qualified, unfunded defined benefit plan. The plan includes employees of the CPG and its affiliates whose benefits under the applicable tax-qualified pension plan are limited by Sections 415 and 401(a) (17) of the Code, including each of the Named Executive Officers. The Pension Restoration Plan provides for a supplemental retirement benefit equal to the difference between (i) the benefit a participant would have received under the qualified pension plan had such benefit not been limited by Sections 415 and 401(a)(17) of the Code, or any other applicable Section, and reduced by deferrals into our Deferred Compensation Plan, minus (ii) the actual benefit received under the qualified pension plan after applying any limits and considering deferrals into our Deferred Compensation Plan. Participants are provided the opportunity to elect any form of payment available under the qualified pension plan prior to accruing a benefit under the plan. If no election is made, the benefit is payable as a lump sum. The timing of payment under the Pension Restoration Plan generally is 45 days after one of the following: (1) if the participant qualifies for early retirement under the applicable qualified pension plan, following separation from service; or (2) if the participant does not qualify for early retirement at the time of separation from service, the later of separation from service or age 65. Key employees for purposes of Section 409A of the Code, however, may not receive payments triggered by separation from service until 6 months after the termination date.

No plan benefits were paid to any Named Executive Officer under the CPG Pension Plan or the Pension Restoration Plan in 2015.

2015 Non-qualified Deferred Compensation

Name	Plan Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Robert C. Skaggs, Jr.	Deferred Compensation Plan(5)	—	—	83,178	—	3,623,202
	Savings Restoration Plan(6)	—	51,500	61,490	—	1,959,003
	Phantom Stock Units(7)	—	—	(1,645,374)	—	5,231,043
	Deferred LTI(8)	—	—	634,727	—	7,505,165
Stephen P. Smith	Deferred Compensation Plan(5)	—	—	—	—	—
	Savings Restoration Plan(6)	—	24,719	5,543	—	368,588
Glen L. Kettering	Deferred Compensation Plan(5)	—	—	—	—	—
	Savings Restoration Plan(6)	—	22,375	(27,513)	—	1,070,333
	Phantom Stock Units(7)	—	—	(474,196)	40,350	1,387,460
Stanley G. Chapman, III	Deferred Compensation Plan(5)	—	—	—	—	—
	Savings Restoration Plan(6)	—	9,500	597	—	20,000
Shawn L. Patterson	Deferred Compensation Plan(5)	—	—	—	—	—
	Savings Restoration Plan(6)	—	6,781	483	—	16,074

(1)	The Named Executive Officers may elect to defer and invest between 5% and 80% of their base compensation and between 5% and 80% of their non-equity incentive compensation on a pre-tax basis. These contributions are fully vested.
(2)	The amount of CPG contributions for each Named Executive Officer in this column is included in each Named Executive Officer’s compensation reported on the Summary Compensation Table as All Other Compensation.
(3)	The aggregate earnings in this column are not reported in the Summary Compensation Table. For a discussion of investment options under these plans, see the narrative accompanying this table.
(4)	The aggregate balance at December 31, 2015. Phantom stock units, deferred LTI, and the aggregate earnings on deferred compensation, reflects amounts for each Named Executive Officer that would have been previously reported as compensation in the Summary Compensation Table for prior years had he been a Named Executive Officer in those prior years.
(5)	For a description of the Deferred Compensation Plan, please see “Compensation Discussion and Analysis—Other Compensation and Benefits—Deferred Compensation Plan” and the narrative accompanying this table. Further, on July 1, 2015, NiSource completed the separation of CPG into a separate publicly traded company. As a result of the separation and pursuant to the EMA, CPG became solely responsible for the Deferred Compensation Plan benefit liabilities related to employees (including Messrs. Skaggs, Smith, and Kettering) whose employment transferred from NiSource to CPG. Immediately following the separation and also pursuant to the EMA, NiSource caused the rabbi trust that it established under its plan to transfer to the rabbi trust that CPG established under the CPG Deferred Compensation Plan assets of approximately equal value to the transferred liabilities. Thereafter, NiSource ceased to have any liabilities with respect to the Deferred Compensation Plan benefits of those employees, (including Messrs. Skaggs, Smith, and Kettering) whose employment transferred from NiSource to CPG in connection with the separation.
(6)	For a description of the Savings Restoration Plan, please see “Compensation Discussion and Analysis—Other Compensation and Benefits —Savings Programs” and the narrative accompanying this table. These contributions are fully vested. Further, as a result of the separation described in footnote (2) above and pursuant to the EMA, CPG became solely responsible for the Savings Restoration Plan benefit liabilities related to employees (including our Named Executive Officers) whose employment transferred from NiSource to CPG. Immediately following the separation and also pursuant to the EMA, NiSource caused the rabbi trust that it established under its plan to transfer to the rabbi trust that CPG established under the CPG Savings Restoration Plan assets of approximately equal value to the transferred liabilities. Thereafter, NiSource ceased to have any liabilities with respect to the Savings Restoration Plan benefits of those employees, (including Named Executive Officers), whose employment transferred from NiSource to CPG in connection with the separation.
(7)	For a description of the phantom stock units, see the narrative accompanying this table. All phantom stock units are vested. Dividend equivalent rights payable with respect to the phantom units are reinvested as additional phantom units at the election of Mr. Skaggs and are paid in cash at the election of Mr. Kettering. Dividend equivalent rights are shown in the aggregate earnings in last fiscal year column and when taken in cash are also shown as a distribution.
(8)	The awards shown represent NiSource restricted stock units in which vesting had been delayed in accordance with the terms of Mr. Skaggs’ award agreements due to limitations on deductibility pursuant to Section 162(m) of the Code. Such restricted stock units vested on July 1, 2015, in connection with the separation, at which time Mr. Skaggs was no longer subject to Section 162(m) of the Code under NiSource, and 384,683 NiSource shares were released on January 4, 2016.

CPG sponsors two non-qualified defined contribution plans, neither of which credits above-market or preferential earnings. They are the Savings Restoration Plan and the Deferred Compensation Plan. Participants in

both plans have an unsecured contractual right to be paid the amounts due under the plans from CPG’s general assets. Employees are allowed to elect the investment of amounts credited to these plans among investment choices that are substantially similar to the investments available under the 401(k) Plan.

Savings Restoration Plan. CPG sponsors the Savings Restoration Plan to provide a supplemental benefit to eligible employees, including the Named Executive Officers, equal to the difference between: (i) the employer contributions (including matching and profit sharing contributions) an employee would have received under the 401(k) Plan had such benefit not been limited by Sections 415 (a limitation on annual contributions under a defined contribution plan of $53,000 for 2015) and 401(a)(17) (a limitation on annual compensation of $265,000 for 2015) of the Code, and the 401(k) Plan’s definition of compensation, which excludes deferrals into the Deferred Compensation Plan for purposes of calculating certain employer contributions, minus (ii) the actual employer contributions the employee received under the 401(k) Plan. Amounts credited under the Savings Restoration Plan are deferred on a pre-tax basis. All of the Named Executive Officers are eligible to participate in the Savings Restoration Plan. Participants’ accounts under the Savings Restoration Plan are 100% vested. Employees designate how these contributions will be invested; the investment options generally are the same as those available under the 401(k) Plan.

The timing of payment under the Savings Restoration Plan differs depending on whether the amounts were earned and vested before January 1, 2005 (“Pre-409A Amounts”) or after December 31, 2004 (“Post-409A Amounts”). Pre-409A Amounts generally are payable at the time when amounts under the 401(k) Plan are paid. Participants may elect in any year to withdraw Pre-409A Amounts, but that withdrawal is subject to a 10% reduction to the extent the payment is before the amount was otherwise payable under the 401(k) Plan. Post-409A Amounts generally are paid within 45 days after separation from service, although key employees generally must not be paid until 6 months after their separation date. Participants may not elect to receive early in-service distributions of Post-409A amounts. Both Pre-409A and Post-409A Amounts may be distributed upon an unforeseeable emergency. The form of payment for both amounts is the form elected by the participant among the choices available under the 401(k) Plan.

Deferred Compensation Plan. CPG sponsors the Deferred Compensation Plan in which employees at certain job levels and other key employees designated by the CPG HRC Committee, including the Named Executive Officers, are eligible to participate to allow deferral on a pre-tax basis of compensation, including compensation that would otherwise be limited by the Code. Participants may elect to defer and invest between 5% and 80% of their base compensation and between 5% and 80% of their non-equity incentive payment on a pre-tax basis. Employees designate how their contributions will be invested; the investment options generally are the same as those available under the 401(k) Plan.

Employee contributions and any earnings thereon are 100% vested. The timing of payment under the Deferred Compensation Plan generally is the March 31 after the date of the participant’s separation from service. This timing applies both to the Pre-409A and Post-409A Amounts. In the case of Post-409A Amounts payable to key employees within the meaning of Section 409A of the Code, payments generally will not be payable until 6 months after the date of separation from service. Participants also may elect to receive in-service distributions of both Pre-409A and Post-409A Amounts.

If a participant requests an in-service distribution of a Pre-409A Amount with less than 12 months’ advance notice, however, the distribution is subject to a 10% reduction. Participants may delay the commencement of distributions for five years after their originally scheduled payment date, in accordance with the deferral timing procedures under Section 409A of the Code. Both Pre-409A and Post-409A Amounts also may be paid upon an unforeseeable emergency. The form of payment for both amounts may be either a lump sum or annual installments of up to 15 years, as elected by the participant.

Phantom Units. Messrs. Skaggs and Kettering previously were granted fully vested phantom stock units of NiSource following the acquisition by NiSource of Columbia Energy Group (“CEG”), as part of an agreement entered into as of February 1, 2001. Under this agreement, Messrs. Skaggs and Kettering agreed to terminate their rights under a CEG Change-in-Control Agreement. In exchange, they accepted employment with NiSource and agreed to non-competition and non-solicitation provisions. In connection with the separation and pursuant to the EMA, the phantom stock unit agreements between NiSource and Messrs. Skaggs and Kettering were canceled, and Messrs. Skaggs and Kettering received phantom stock unit awards from CPG that had the same intrinsic value as the canceled phantom stock units of NiSource as of the date of the separation and also contained non-competition and non-solicitation provisions.

These phantom stock units are recorded as a bookkeeping entry in CPG’s books and records and represent an unsecured contractual right to receive cash in the future. They are unfunded and subject to the rights of CPG’s general creditors. One phantom stock unit is equal in value to one share of CPG common stock. The phantom stock units also are credited with dividend equivalents, which are equal in value to dividends declared on shares of CPG common stock and payable, at Messrs. Skaggs’ and Kettering’s election, in cash or credited to his account as additional phantom stock units. Their elections must be made in the calendar year prior to the year in which the dividend equivalents are credited. These phantom stock units are payable in cash upon Messrs. Skaggs’ or Kettering’s termination of employment, respectively, subject to the execution of a general release of claims. Under the Merger Agreement, upon the closing of the Merger, each phantom stock unit will be cancelled and converted into the right to receive a cash amount equal to $25.50 in respect of each share of our common stock underlying such unit.

Potential Payments upon Termination of Employment or a Change-in-Control of the Company

CPG provides certain benefits to eligible employees, including the Named Executive Officers, upon certain types of termination of employment, including a termination of employment involving a Change-in-Control of CPG. These benefits are in addition to the benefits to which the employees would be entitled upon a termination of employment generally (i.e., (i) vested retirement benefits accrued as of the date of termination, (ii) stock-based awards that are vested as of the date of termination and (iii) the right to continue medical coverage pursuant to COBRA). The incremental benefits that pertain to the Named Executive Officers are described below.

CPG Executive Severance Policy. The Columbia Pipeline Group, Inc. Executive Severance Policy was established to provide severance pay and other benefits to terminated executive-level employees who satisfy the terms of the policy. No employee is eligible to receive benefits under the policy if termination of employment results in the employee being eligible for a payment under a Change-in-Control and Termination Agreement.

A participant becomes entitled to receive benefits under the policy only if he or she is terminated for any of the following reasons: (a) the employee’s position is eliminated due to a reduction in force or other restructuring; (b) the employee’s position is required by CPG to relocate more than 50 miles from its current location and results in the employee having a longer commute of at least 20 miles and the employee chooses not to relocate; or (c) the employee is constructively terminated. Constructive termination means (1) the scope of the participant’s position is changed materially, (2) the participant’s base pay is reduced by a material amount or (3) the participant’s opportunity to earn a bonus under a short-term cash incentive plan of CPG is materially reduced or is eliminated, and, in any such event, the participant chooses not to remain employed in such position.

Under the CPG Executive Severance Policy, an eligible employee receives severance pay in the amount of 52 weeks of base salary at the rate in effect on the date of termination. The employee also receives: a lump sum payment equivalent to 130% of 52-weeks of COBRA (as defined in the Code and the Employee Retirement Income Security Act of 1974) continuation coverage premiums and outplacement services. The employee forfeits the right to receive benefits if he or she violates the non-competition, non-solicitation, and confidentiality provisions of the policy.

All of the Named Executive Officers are eligible to receive benefits under the CPG Executive Severance Policy.

Change-in-Control and Termination Agreements and Employment Agreements. As of December 31, 2015, CPG had Change-in-Control and Termination Agreements with each of the Named Executive Officers. CPG entered into these agreements based upon its belief that they are in the best interests of its stockholders. These agreements are designed to help ensure that, in the event of extraordinary occurrences, a thoroughly objective judgment is made on any potential corporate transaction, so that stockholder value is appropriately safeguarded and maximized. The Change-in-Control Agreements provide for cash severance benefits upon a double trigger (meaning there must be both a qualifying change-in-control and termination of employment). None of the agreements contains a “gross-up” provision for payments to Named Executive Officers for excise taxes incurred with respect to benefits received under a Change-in-Control Agreement. The Change-in-Control Agreements can be terminated on twelve months’ notice and provide for the payment of specified benefits if the Named Executive Officer terminates employment for “Good Reason” (as defined below) or is terminated by CPG for any reason other than “Good Cause” (as defined below) within twenty-four months following certain Change-in-Control events.

For purposes of the Change-in-Control and Termination Agreements:

“Change-in-Control” shall be deemed to take place on the occurrence of any of the following events: (1) the acquisition by an entity, person or group (including all affiliates or associates of such entity, person or group) of beneficial ownership, as that term is defined in Rule 13d-3 under the Exchange Act, of capital stock of CPG entitled to exercise more than 30% of the outstanding voting power of all capital stock of CPG entitled to vote in elections of directors (“Voting Power”); (2) the effective time of: (i) a merger or consolidation of CPG with one or more other corporations unless the holders of the outstanding Voting Power of CPG immediately prior to such merger or consolidation (other than the surviving or resulting corporation or any affiliate or associate thereof) hold at least 50% of the Voting Power of the surviving or resulting corporation (in substantially the same proportion as the Voting Power of CPG immediately prior to such merger or consolidation), or (ii) a transfer of a substantial portion of the property of CPG, other than to an entity of which CPG owns at least 50% of the Voting Power; or (3) the election to the CPG board of directors of candidates who were not recommended for election by the CPG board of directors, if such candidates constitute a majority of those elected in that particular election (for this purpose, recommended directors will not include any candidate who becomes a member of the CPG board of directors as a result of an actual or threatened election contest or proxy or consent solicitation on behalf of anyone other than the CPG board of directors or as a result of any appointment, nomination, or other agreement intended to avoid or settle a contest or solicitation). Notwithstanding the foregoing, a Change-in-Control shall not be deemed to take place by virtue of any transaction in which the executive is a participant in a group effecting an acquisition of CPG and, after such acquisition, the executive holds an equity interest in the acquiring entity.

“Good Cause” shall be deemed to exist if, and only if, CPG notifies the executive, in writing, within 60 days of its knowledge that one of the following events occurred: (1) the executive has engaged in acts or omissions constituting dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing or malfeasance, in each case that results in substantial harm to CPG; or (2) the executive has been convicted of a criminal violation involving fraud or dishonesty.

“Good Reason” shall be deemed to exist if, and only if: (1) there is a significant diminution in the nature or the scope of the executive’s authorities or duties; (2) there is a significant reduction in the executive’s monthly rate of base salary and the executive’s opportunity to earn a bonus under an incentive bonus compensation plan maintained by CPG or the executive’s benefits; (3) CPG changes by 50 miles or more the principal location at which the executive is required to perform services as of the date of a Change-in-Control; or (4) there is a material breach of the Change-in-Control Agreement.

The Change-in-Control Agreements provide for a payment of two (three in the case of Messrs. Skaggs, Smith and Kettering) times the Named Executive Officer’s current annual base salary and target incentive bonus compensation. The executive will also receive a pro rata portion of the Named Executive Officer’s targeted incentive bonus for the year of termination. The Change-in-Control Agreements also provide that in the event of a Change-in-Control, the Named Executive Officer’s total Change-in-Control payments will equal one dollar less than the amount that would trigger an excise tax gross-up; provided, however, that if, on an after-tax basis, the total payment due, after being reduced for federal, state, local and other taxes is greater than the reduced amount, the Named Executive Officer will receive the total Change-in-Control payments due (without a gross-up).

In the event of a Change-in-Control, under the terms of our Omnibus Plan and applicable award agreements, all outstanding performance share awards granted to each of the Named Executive Officers as of December 31, 2015, would immediately vest. All outstanding restricted stock unit awards granted to the Named Executive Officers as of December 31, 2015, would vest upon a termination in connection with a Change-in-Control.

Further, the Change-in-Control Agreements provide that the Named Executive Officers will be deemed to have retired for purposes of all of the Company’s retirement and health and welfare arrangements (including retiree healthcare), and will receive a cash payment equal to the difference, if any, between the benefits that the Named Executive Officers received under the applicable pension plans (the qualified pension plan and the Pension Restoration Plan) and the benefits that would have been paid if the Named Executive Officer received a normal retirement benefit under the applicable pension plans. The Change-in-Control Agreements also provide for the

Named Executive Officers to receive a cash payment equal to the difference, if any, between the cost of the premiums that the Named Executive Officers would pay under the retiree medical plan had they been eligible to participate in that plan upon termination, and the portion of the premiums that CPG would have paid had they been eligible to participate in the retiree medical plan.

Finally, the Change-in-Control Agreements provide for the Named Executive Officers to receive 130% of the COBRA continuation premiums due for the two-year period (three in the case of Messrs. Skaggs, Smith and Kettering) following termination.

Pursuant to a letter agreement dated May 14, 2008 between NiSource and Mr. Smith, which was assumed by CPG in connection with the separation, if, other than in connection with a change in control of CPG, CPG terminates his employment other than for cause or if he terminates his employment for good reason, he is entitled to receive the following severance benefits in lieu of severance benefits under the CPG Executive Severance Policy: (1) a lump sum payment equal to his annual base salary; (2) a lump sum payment equal to his prorated target incentive for the year in which termination occurs; (3) a lump sum payment equal to 130% of COBRA continuation coverage premiums for one year; and (4) reasonable outplacement services.

Treatment of Stock-Based Awards Under the Merger Agreement. Upon completion of the Merger, notwithstanding the provisions described above, outstanding stock-based awards as of the effective time of the Merger will be vested and settled in the following manner:

•	Each outstanding time-based restricted stock unit will fully vest and will be cancelled and converted into the right to receive a cash amount equal to $25.50 in respect of each share of our common stock underlying such unit.

•	Each outstanding performance share will fully vest with the applicable number of shares based on performance deemed satisfied at the greater of (x) actual performance as objectively determined based on performance measured through a day that is no more than five business days prior to the effective time of the Merger and (y) the target level of 100%, and will be cancelled and converted into the right to receive a cash amount equal to $25.50 in respect of each share of our common stock underlying such unit.

•	Each outstanding phantom stock unit will fully vest and will be cancelled and converted into the right to receive a cash amount equal to $25.50 in respect of each share of our common stock underlying such unit.

Indemnification of Directors and Officers. Pursuant to the terms of the Merger Agreement, the Company’s directors and officers (including the Named Executive Officers) will be entitled to certain ongoing indemnification and coverage under directors’ and officers’ liability insurance policies.

From and after the effective time of the Merger, TransCanada Pipeline Limited, or “Parent”, will indemnify and hold harmless (and Parent will, subject to repayment under certain limited circumstances, advance expenses to) our and our subsidiaries’ present and former directors and officers (including the Named Executive Officers) against any costs or expenses (including reasonable attorneys’ fees), judgments, fines, losses, claims, damages or liabilities incurred in connection with any claim, suit, action, proceeding or investigation, arising out of or pertaining to such director’s or officer’s service as a director or officer of ours or our subsidiaries at or prior to the effective time of the Merger (including the transactions contemplated by the Merger Agreement), to the fullest extent permitted by law.

We are required to (and if we are unable to do so, Parent will cause the Company (or its successor) to) obtain a six-year “tail” insurance policy with respect to the currently existing directors’ and officers’ liability insurance policies and fiduciary liability insurance policies. Such policy must be obtained from an insurance carrier with the same or better credit rating as our insurance carrier as of the date of the Merger Agreement with respect to directors’ and officers’ liability insurance and fiduciary liability insurance and generally must have benefits and levels of coverage that are at least as favorable in the aggregate as our existing policies with respect to matters existing or occurring at or prior to the effective time of the Merger (including in connection with the Merger Agreement and the transactions or actions contemplated thereby).

If the Company fails to purchase such policies, then Parent has agreed to cause the Company to continue to maintain the policies in place as of the date of the Merger Agreement or to purchase comparable policies, in each case, for the six-year period following the effective time of the Merger. The Company’s obligation to provide this insurance will be capped at 250% of the annual premium amount we were paying for such insurance as of the date of the Merger Agreement. If the annual premium amount for such coverage exceeds the cap, the Company must obtain a policy with the greatest coverage available for a cost not exceeding the amount of the cap.

Our present and former directors and officers will have the right to enforce the provisions of the Merger Agreement relating to their indemnification.

Potential Payments Upon Termination of Employment. The table below represents amounts payable at, following, or in connection with the events described below(including a hypothetical change-in-control transaction), assuming that such events occurred on December 31, 2015 for each of the Named Executive Officers. This table does not necessarily reflect amounts payable in connection with the Merger.

Name	Severance ($)	Pro Rata Target Annual/ Retention Bonus Payment ($)	Equity Grants ($)	Welfare/ Retirement Benefits ($)	Outplacement ($)	Total Payment ($)
Robert C. Skaggs, Jr.
Voluntary Termination(1)	—	—	—	—	—	—
Retirement(2)	—	—	10,313,820	—	—	10,313,820
Disability(2)	—	—	10,313,820	—	—	10,313,820
Death(2)	—	—	10,313,820	—	—	10,313,820
Involuntary Termination(3)	980,000	—	—	14,093	25,000	1,019,093
Change-in-Control(4)	6,615,000	1,225,000	15,319,080	271,123	25,000	23,455,203

Stephen P. Smith
Voluntary Termination(1)	—	—	—	—	—	—
Retirement(2)	—	—	—	—	—	—
Disability(2)	—	—	4,108,540	—	—	4,108,540
Death(2)	—	—	4,108,540	—	—	4,108,540
Involuntary Termination(3)	600,000	420,000	—	22,803	25,000	1,067,803
Change-in-Control(4)	3,060,000	420,000	6,020,600	173,499	25,000	9,699,099

Glen L. Kettering
Voluntary Termination(1)	—	—	—	—	—	—
Retirement(2)	—	—	2,002,500	—	—	2,002,500
Disability(2)	—	—	2,002,500	—	—	2,002,500
Death(2)	—	—	2,002,500	—	—	2,002,500
Involuntary Termination(3)	500,000	—	—	22,805	25,000	547,805
Change-in-Control(4)	2,400,000	300,000	3,256,680	72,519	25,000	6,054,199

Stanley G. Chapman, III
Voluntary Termination(1)	—	—	—	—	—	—
Retirement(2)	—	—	—	—	—	—
Disability(2)	—	—	1,811,220	—	—	1,811,220
Death(2)	—	—	1,811,220	—	—	1,811,220
Involuntary Termination(3)	406,850	200,000	—	13,874	25,000	645,724
Change-in-Control(4)	1,220,550	203,425	3,204,939	29,975	25,000	4,683,889

Shawn L. Patterson
Voluntary Termination(1)	—	—	—	—	—	—
Retirement(2)	—	—	—	—	—	—
Disability(2)	—	—	1,391,672	—	—	1,391,672
Death(2)	—	—	1,391,672	—	—	1,391,672
Involuntary Termination(3)	370,800	400,000	—	22,121	25,000	817,921
Change-in-Control(4)	1,112,400	185,400	3,068,935	133,030	25,000	4,524,765

(1)	Amounts payable to each of the Named Executive Officers as shown in the Pension Benefits Table and the Nonqualified Deferred Compensation Table and under the tax-qualified, nondiscriminatory 401(k) Plan are not included.
(2)

Special vesting rules apply in the event of Retirement, Disability or death pursuant to the terms and conditions of our equity award agreements. Only Mr. Skaggs and Mr. Kettering were eligible for Retirement as of December 31, 2015. For Mr. Skaggs,

515,691 shares would have pro-rata vested as a result of his Retirement, Disability or death as of December 31, 2015. For Mr. Kettering, 100,125 shares would have pro-rata vested as a result of his Retirement, Disability or death as of December 31, 2015. For each of the other Named Executive Officers, the number of shares that would have vested in the event of the Disability or death as of December 31, 2015 is as follows: Mr. Smith, 205,427 shares; Mr. Chapman, 90,561 shares; and Mr. Patterson, 58,219 shares (an additional 11,650 NiSource shares would also vest, see footnote 10 the “2015 Outstanding Equity Awards at Fiscal Year-End” table for more information surrounding this award). The value of the CPG equity grants was determined by multiplying the closing price of CPG’s common stock on the NYSE on December 31, 2015 of $20.00 by the number of shares that would have vested upon the Retirement, Disability or death, as applicable, of the Named Executive Officer and, with respect to performance shares, assumes a payout at the target level. No performance shares are actually payable until such time as the CPG HRC Committee certifies attainment of the applicable performance goals, except in the case of death with more than 12 months remaining in the performance period, in which case the performance shares are payable at target levels regardless of CPG HRC Committee certification.
(3)	Amounts shown reflect payments to be made upon the involuntary termination of the Named Executive Officer under the CPG Executive Severance Policy described above, or in the case of Mr. Smith, pursuant to the terms of his employment agreement. The amounts shown for Mr. Skaggs, Mr. Smith and Mr. Kettering do not include equity grants that would pro-rata vest solely as a result of their eligibility for retirement. The amounts for Messrs. Patterson and Chapman include the unpaid portion of their retention bonuses pursuant to the terms of their respective 2014 retention bonus agreements.
(4)	Amounts shown reflect payments to be made upon termination of employment in the event of a Change-in-Control of CPG under the Change-in-Control and Termination Agreements described above. As described above, the Change-in-Control Agreements entered into with each of the Named Executive Officers do not contain an excise tax gross-up. The revised Change-in-Control and Termination Agreements provide that in the event of a Change-in-Control, the executive’s total Change-in-Control payments will equal one dollar less than the amount that would trigger an excise tax gross-up. However, if the total payment due, after being reduced for federal, state, local and other taxes is greater than the reduced amount, the executive will receive the total Change-in-Control payments due (without a gross-up). The amounts for Messrs. Patterson and Chapman include the unpaid portion of their retention bonuses pursuant to the terms of their respective 2014 retention bonus agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table contains information about those persons or groups that are known to the Company to be the beneficial owners of more than five percent of the outstanding common stock, based solely on the latest Schedule 13G and any amendments filed with the SEC on or before April 6, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Outstanding

JP Morgan Chase & Co.	43,693,311	(1)	11.2%
270 Park Avenue
New York, NY 10017

Vanguard Group Inc.	34,585,069	(2)	8.9%
100 Vanguard Blvd.
Malvern, PA 19355

Capital Research Global Investors	23,686,998	(3)	6.1%
333 South Hope Street, 55th Floor
Los Angeles, CA 90071

Blackrock Inc.	22,417,830	(4)	5.8%
55 East 52nd Street
New York, NY 10055

(1)	As reported on an amendment to statement on Schedule 13G filed with the SEC on behalf of JP Morgan Chase & Co. on January 13, 2016. JP Morgan Chase & Co. has sole voting power with respect to 38,259,647 shares, sole dispositive power with respect to 42,847,247 shares, shared voting power with respect to 961,240 shares, and shared dispositive power with respect to 841,854 shares reported as beneficially owned.

(2)	As reported on Schedule 13G filed with the SEC on behalf of Vanguard Group Inc. on February 11, 2016. Vanguard Group Inc. has sole voting power with respect to 746,556 shares, sole dispositive power with respect to 33,824,866 shares, shared voting power with respect to 34,000 shares, and shared dispositive power with respect to 760,203 shares reported as beneficially owned.
(3)	As reported on Schedule 13G filed with the SEC on behalf of Capital Research Global Investors on February 16, 2016. Capital Research Global Investors has sole voting power with respect to 23,686,998 shares, sole dispositive power with respect to 23,686,998 shares, shared voting power with respect to 0 shares, and shared dispositive power with respect to 0 shares reported as beneficially owned.
(4)	As reported on Schedule 13G filed with the SEC on behalf of Blackrock Inc. on January 28, 2016. Blackrock Inc. has sole voting power with respect to 19,029,225 shares, sole dispositive power with respect to 22,417,830 shares, shared voting power with respect to 0 shares, and shared dispositive power with respect to 0 shares reported as beneficially owned.

The following table contains information about the beneficial ownership of our common stock as of April 6, 2016 for each of the directors, director nominees and Named Executive Officers, and for all directors and executive officers as a group. Beneficial ownership reflects sole voting and sole investment power, unless otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)
Sigmund L. Cornelius	15,784
Stanley G. Chapman III	40,588
Shawn L. Patterson	51,791
Glen L. Kettering	178,045
Marty R. Kittrell	5,586
W. Lee Nutter(2)	118,399
Deborah S. Parker(2)	4,312
Robert C. Skaggs, Jr.(3)	918,867
Stephen P. Smith	262,706
Teresa A. Taylor	4,444
Brett A. Stovern	28,254
Karl Brack	34,478
Robert E. Smith	32,143
Jon D. Veurink	33,747
Lester P. Silverman	—
All directors and executive officers as a group (15 persons)	1,729,144

(1)	Includes shares held in our 401(k) Plan and shares distributable within 60 days pursuant to restricted stock units, as applicable. The percentage of common stock owned by any director or Named Executive Officer, or all directors and executive officers as a group, does not exceed one percent of the common stock outstanding as of April 6, 2016.
(2)	The number does not include vested NiSource restricted stock units granted to Mr. Nutter and Ms. Parker which Mr. Nutter and Ms. Parker elected to have invested in an investment option that tracks CPG common stock.
(3)	Includes shares owned by trusts over which Mr. Skaggs maintains investment control and of which he and his immediate family members are the sole beneficiaries.

Certain of our directors and executive officers own common units representing limited partnership interests of Columbia Pipeline Partners LP (“CPPL”), a Delaware limited partnership that the Company controls and owns a 46.5% limited partner interest in through its subsidiary, Columbia Energy Group. The table below shows the number of common units beneficially owned as of April 6, 2016. Beneficial ownership reflects sole voting and sole investment power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)
Sigmund L. Cornelius	4,400
Stanley G. Chapman III	5,000
Shawn L. Patterson	1,100
Glen L. Kettering	1,300
Marty R. Kittrell	—
W. Lee Nutter	25,000
Deborah S. Parker	—
Robert C. Skaggs, Jr.	37,500
Stephen P. Smith	37,500
Teresa A. Taylor	3,000

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)
Brett A. Stovern	5,000
Karl Brack	1,000
Robert E. Smith	6,100
Jon D. Veurink	1,500
Lester P. Silverman	—
All directors and executive officers as a group (15 persons)	128,400

(1)	The percentage of common units owned by any director or Named Executive Officer, or all directors and executive officers as a group, does not exceed one percent of the common units outstanding as of April 6, 2016.

Equity Compensation Plan Information

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (#)(c)

Equity compensation plans approved by securities holders(1)	—	—	—

Equity compensation plans not approved by security holders(2)	2,643,835	—	6,118,981

Total	2,643,835	—	6,118,981

(1)	No plans have been approved by security holders.
(2)	The plans not approved by security holders include the following plans: the Company’s 2015 Omnibus Plan and the Employee Stock Purchase Program. As of December 31, 2015, 5,063,203 shares remained available for issuance under the Omnibus Plan and 1,055,778 shares remained available for purchase under the Employee Stock Purchase Program.

Potential Change in Control

On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“Ultimate Parent”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG (the “Merger”) with CPG surviving the merger as an indirect wholly owned subsidiary of Ultimate Parent. The Merger is expected to close in the second half of 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and CPG shareholder approvals.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding our Board of Directors and impendence requirements applicable for the Board of Directors and its committees.

Certain Relationships and Related Party Transactions

Policies and Procedures with Respect to Transactions with Related Persons

We have established policies and procedures with respect to the review, approval and ratification of any transactions with related persons as set forth in the Audit and Risk Committee Charter and the Code of Business Conduct.

Under its Charter, the Audit and Risk Committee is charged with the review of reports and disclosures of insider and affiliated party transactions. Under the Code of Business Conduct, the following situations must be reviewed to determine if they involve a direct or indirect interest of any director, executive officer or employee (including immediate family members):

•	owning more than a 10% equity interest or a general partner interest in any entity that transacts business with the Company (including lending or leasing transactions), if the total amount involved in such transactions exceeds $120,000;

•	selling anything to the Company or buying anything from the Company (including lending or leasing transactions), if the total amount involved in such transactions exceeds $120,000;

•	consulting for or being employed by a competitor; and being in the position of supervising, reviewing or having any influence on the job evaluation, pay or benefit of any immediate family member.

Related party transactions requiring review under the Code of Business Conduct are annually reviewed and, if appropriate, ratified by the Audit and Risk Committee. Directors, individuals subject to Section 16 (“Section 16 Officers”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and senior executive officers are expected to raise any potential transactions involving a conflict of interest that relates to them with the Audit and Risk Committee so that they may be reviewed in a prompt manner.

Agreements with NiSource Relating to the Separation

As part of the Separation, we entered into a Separation and Distribution Agreement and several other agreements to effect the Separation and provide a framework for the Company’s relationship with NiSource after the Separation. These agreements provide for the allocation between the Company and NiSource of the assets, liabilities and obligations of NiSource and its subsidiaries, and govern the relationship between the Company and NiSource.

In addition to the Separation and Distribution Agreement, the other principal agreements entered into with NiSource include:

•	a Tax Allocation Agreement;

•	Transition Services Agreements; and

•	an Employee Matters Agreement.

In addition, NiSource Corporate Services and Columbia Pipeline Group Services Company have entered into a Trademark License Agreement.

Separation and Distribution Agreement

The Separation and Distribution Agreement contains the key provisions relating to the separation of our businesses from NiSource. It also contains other agreements that govern certain aspects of our relationship with NiSource that have continued after the completion of the Separation.

Transfer of Assets and Assumption of Liabilities. The Separation and Distribution Agreement identifies assets and rights to be transferred, liabilities to be assumed and contracts to be assigned as part of the Separation.

The Distribution. The Separation and Distribution. Agreement also governs the rights and obligations of the parties regarding the Distribution. As part of the Distribution, the number of shares of our common stock held by NiSource was increased to the number of shares of our common stock distributed in the Distribution. NiSource caused its agents to distribute all of the issued and outstanding shares of our common stock to NiSource stockholders who held NiSource shares as of the Record Date.

Releases, Allocation of Liabilities and Indemnification. The Separation and Distribution Agreement provides for a full and complete release and discharge of all liabilities existing or arising from or based on facts existing prior to the Separation, between or among the Company or any of its affiliates, and NiSource or any of its affiliates, except as set forth in the Separation and Distribution Agreement.

The Company is liable for and has agreed to perform all liabilities with respect to its business, which is referred to as the “CPG liabilities.” Those liabilities will include, (i) all liabilities of the Company and its subsidiaries to the extent based upon or arising out of the business and operations of the Company and its subsidiaries, (ii) all liabilities of NiSource and its subsidiaries to the extent based upon or arising out of the business and operations of the Company and its subsidiaries, (iii) all liabilities based upon or arising out of financial instruments of the Company and its subsidiaries and (iv) all liabilities on the Company’s unaudited pro forma consolidated balance sheet as of March 31, 2015 and all liabilities incurred by the Company or NiSource of the type that would have been included on such balance sheet had they been incurred on or prior to the date thereof.

NiSource is liable for and has agreed to perform all liabilities with respect to its business, which is referred to as the “NiSource liabilities.” Those liabilities will include, (i) all liabilities of NiSource and its subsidiaries to the extent based upon or arising out of the businesses retained by NiSource, (ii) all liabilities of the Company and its subsidiaries to the extent based upon or arising out of the businesses retained by NiSource and (iii) all liabilities based upon or arising out of financial instruments of NiSource and its subsidiaries.

In addition, the Separation and Distribution Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Company’s business with the Company and financial responsibility for the obligations and liabilities of NiSource’s retained businesses with NiSource. Specifically, subject to certain exceptions set forth in the Separation and Distribution Agreement, the Company has agreed to assume liability for, and to indemnify and hold harmless NiSource, its affiliates and its directors, officers and employees against, certain liabilities relating to the Company’s business and the Separation, including all liabilities relating to, arising out of or resulting from:

•	the failure by the Company or any other person to pay, perform or otherwise promptly discharge any CPG liability;

•	any CPG liability;

•	the Company’s business (including any businesses or assets that have been divested prior to the Separation or thereafter) as conducted on, at any time prior to or at any time after the Distribution;

•	except to the extent provided in the Separation and Distribution Agreement, any claim that the information included in the Company’s registration statement on Form 10, the Company’s Information Statement or the Company’s registration statement on Form S-8 (“Form S-8”) registering shares of common stock subject to equity-based awards is or was false or misleading with respect to any material fact or omits or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading;

•	the use by the Company after the Separation of the name “NiSource” or any variation thereof, or other trademarks, trade names, logos or identifiers using any of such names or otherwise owned by or licensed to NiSource;

•	the breach by the Company of any covenant or agreement set forth in any agreement entered into in connection with the Separation;

•	any item or matter for which reimbursement or indemnification is to be provided by the Company in accordance with the terms of the Employee Matters Agreement; and any of the Company’s financial instruments.

NiSource has agreed to indemnify and hold harmless the Company, its affiliates and its directors, officers and employees from and against all liabilities relating to, arising out of or resulting from:

•	the failure by NiSource or any other person to pay, perform or otherwise promptly discharge any NiSource liability;

•	any NiSource liability;

•	the businesses retained by NiSource (including any businesses or assets that have been divested prior to the Separation or thereafter) as conducted on, at any time prior to or at any time after the Distribution;

•	solely with respect to information identified in the schedules to the Separation and Distribution Agreement as being supplied by or the responsibility of NiSource, any claim that the information included in the Company’s registration statement on Form 10, the Company’s Information Statement or the Company’s Form S-8 is or was false or misleading with respect to any material fact or omits or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading;

•	the breach by NiSource of any covenant or agreement set forth in any agreement entered into in connection with the Separation;

•	any item or matter for which reimbursement or indemnification is to be provided by NiSource in accordance with the terms of the Employee Matters Agreement; and any of NiSource’s financial instruments.

The Separation and Distribution Agreement also established procedures with respect to claims subject to indemnification and related matters. Indemnification with respect to taxes and employee benefits are governed by the Tax Allocation Agreement and the Employee Matters Agreement, respectively.

Access to Information. The Separation and Distribution Agreement provides that the parties will exchange certain information reasonably required to comply with requirements imposed on the requesting party by a government authority for use in any proceeding or to satisfy audit, accounting or similar requirements, for use in compensation, benefit or welfare plan administration or other bona fide business purposes, or to comply with its obligations under the Separation and Distribution Agreement or any ancillary agreement. In addition, the parties have agreed to use commercially reasonable efforts to make available to each other past and present directors, officers, other employees and agents as witnesses in any legal, administrative or other proceeding in which the other party may become involved, unless NiSource and CPG (or their respective subsidiaries) are adverse to each other in such proceeding.

Tax Allocation Agreement

The Tax Allocation Agreement governs the respective rights, responsibilities and obligations of NiSource and the Company with respect to certain tax liabilities and benefits, tax attributes, tax returns, tax contests and other related matters. In general, under the Tax Allocation Agreement, the Company is responsible for all taxes attributable to its business, and the Company has agreed to indemnify NiSource for these taxes. NiSource is responsible for all taxes to the extent such taxes are not attributable to the Company’s business, and NiSource has agreed to indemnify the Company to the extent it is not responsible for these taxes. As the Company was a subsidiary of NiSource prior to the Distribution, it may be held liable for the full amount of any consolidated federal income taxes due with respect to the NiSource group for taxable periods ending on or prior to the Distribution. Although the Company continues to have legal liability for these taxes following the Distribution, under the Tax Allocation Agreement, NiSource has agreed to indemnify the Company for amounts relating to this liability to the extent not attributable to its business. Though binding as between NiSource and the Company, the Tax Allocation Agreement is not binding on the IRS.

The Tax Allocation Agreement also contains restrictions on the Company’s ability to take actions that could cause the Distribution to fail to qualify for tax-free treatment. These restrictions apply for the two-year period after the Distribution, unless (1) the Company obtains the consent of NiSource, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law or accounting firm that such action will not cause the Distribution to fail to qualify for tax-free treatment, and (2) any such letter ruling or opinion, as the case may be, is acceptable to NiSource. Moreover, the Tax Allocation Agreement generally provides that the Company is responsible for any taxes and certain associated costs, expenses and damages imposed on NiSource as a result of the failure of the Distribution to qualify for tax-free treatment if such failure is attributable to certain actions taken by or in respect of the Company after the Distribution, regardless of whether the actions occur more than two years after the Distribution, NiSource consents to such actions or the Company obtains a favorable letter ruling or tax opinion. In addition, in the event the Distribution were determined to be taxable and neither the Company nor NiSource were at fault, the Company would be responsible for a portion of the taxes imposed on NiSource as a result of such determination.

Transition Services Agreements

The Transition Services Agreements provide for the provision of certain transitional services by NiSource to the Company, and vice versa. The services may include the provision of administrative and other services identified by the parties. The Transition Services Agreements generally provide for a term of up to 24 months. The charge for these interim services will be based on actual costs incurred by the party rendering the services without profit. The Company expects to pay NiSource approximately $4.9 million in the aggregate for services provided by NiSource to CPG pursuant to the Transition Services Agreement.

The Transition Services Agreements provide that any service may be terminated by the service recipient upon advance notice to the service provider or by either party if the other party has materially breached its obligations under the agreement relating to the service and has not cured the breach within an agreed upon period of time.

In general, neither NiSource nor the Company will be liable to the other in connection with any service provided under the Transition Services Agreements except in the case of gross negligence or willful misconduct.

NiSource and the Company have agreed to perform the transition services in the manner and at the level of service substantially similar to that immediately prior to the Distribution, and either company’s use of the services will not be substantially greater than the level of use required by either company immediately prior to the Distribution. The companies have agreed to use all commercially reasonable efforts to end their respective use of the transition services as soon as is reasonably possible and no later than the applicable services termination date specified in the agreements. Each company has the right to terminate any transition service that the other party is providing upon 30 days’ notice.

Employee Matters Agreement

The Employee Matters Agreement provides for NiSource and the Company’s respective obligations to employees and former employees who are or were associated with the Company (including those employees who transferred employment from NiSource to the Company prior to the Separation) and for other employment and employee benefits matters. The Employee Matters Agreement also provides for sharing of specific employee and former employee information to enable NiSource and the Company to comply with their respective obligations.

Under the terms of the Employee Matters Agreement, the Company generally has assumed all liabilities and assets relating to employee benefits for current and former Company employees, and NiSource generally has retained all liabilities and assets relating to employee benefits for current and former NiSource employees. The Company has also assumed all assets and liabilities related to benefits for current and former Company employees in NiSource’s defined contribution plans.

Trademark License Agreement

Under the Trademark License Agreement between NiSource Corporate Services Company (“Licensor”) and Columbia Pipeline Group Services Company (“Licensee”), Licensee and its present and future affiliates receive a royalty-free, perpetual, irrevocable, exclusive license to use licensed marks within the United States in connection with services and lines of business (transportation, gathering, processing, storage of natural gas and oil and related services) currently conducted by the Company or any of its subsidiaries (the “Licensed Marks”). Licensed Marks include any registered or unregistered trademarks, trade names, logos, and/or service marks owned by Licensor or its affiliates containing the term “COLUMBIA.”

The Trademark License Agreement contains certain limitations on the license grant described above, including restrictions on sublicensing rights to use the Licensed Marks and requirements to comply with certain quality control standards. Licensor retains the right to sue for infringement of the Licensed Marks unless Licensor fails to act within 90 days of receiving notice of infringement or fails to diligently prosecute an infringement suit. The term of the Trademark License Agreement is perpetual and can only be terminated by mutual written agreement of the parties.

Other Agreements with NiSource

Additionally, the Company is a party to certain operating and maintenance agreements with NiSource on arm’s-length terms in the ordinary course of business, and these agreements were not terminated in connection with the Separation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor Fees

The following table represents the aggregate fees for professional services billed by Deloitte for the fiscal year ended December 31, 2015.

2015
Audit Fees(1)	$2,853,000
Audit-Related Fees(2)	2,988,000
Tax Fees(3)	20,000
All Other Fees(4)	14,680

(1)	Audit Fees — These are fees for professional services performed by Deloitte for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees — These are fees for the assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of the Company’s financial statements. In 2015, these fees include services provided by Deloitte in connection with the Separation and Columbia Pipeline Partners LP’s initial public offering of its outstanding limited partnership interests.
(3)	Tax Fees — These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning.
(4)	All Other Fees — These are fees for permissible work performed by Deloitte that does not meet the above categories.

Pre-Approval Policies and Procedures

During fiscal year 2015, the Audit and Risk Committee approved all audit, audit related and non-audit services provided to the Company by Deloitte prior to management engaging the auditor for those purposes. The Audit and Risk Committee’s current practice is to consider for pre-approval annually all audit, audit related and non-audit services proposed to be provided by our independent auditors for the fiscal year. Additional fees for other proposed audit-related or non-audit services (not within the scope of the approved audit engagement) which have been properly presented to the Pre-Approval Subcommittee of the Audit and Risk Committee (consisting of Marty R. Kittrell) by the Senior Vice President and Chief Accounting Officer of the Company may be considered and, if appropriate, approved by the Pre-Approval Subcommittee of the Audit and Risk Committee, subject to later ratification by the full Audit Committee. In no event, however, will any non-audit related service be approved by the Pre-Approval Subcommittee that would result in the independent auditor no longer being considered independent under the applicable SEC rules. In making its recommendation to appoint Deloitte as our independent auditor, the Audit and Risk Committee has considered whether the provision of the non-audit services rendered by Deloitte is compatible with maintaining that firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed in the Index to consolidated financial statements were filed as part of the Original Form 10-K.

Exhibits

See Index to Exhibits on page 54 of this Amendment.

These exhibits are filed with or incorporated by reference in this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 of the Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

Date:	April 7, 2016	COLUMBIA PIPELINE GROUP, INC.
(Registrant)

		By:	/s/ Robert C. Skaggs, Jr.
		Name:	Robert C. Skaggs, Jr.
		Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with (†) are management contracts or compensatory plan or agreement of Columbia Pipeline Group, Inc.

Exhibit Number	Description

(2.1)	Separation and Distribution Agreement, dated as of June 30, 2015, between NiSource Inc. and Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on July 2, 2015).

(2.2)	Agreement and Plan of Merger, dated as of March 17, 2016, by and among TransCanada PipeLines Limited, TransCanada PipeLine USA Ltd., Taurus Merger Sub Inc., Columbia Pipeline Group, Inc., and solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII thereof, TransCanada Corporation (Incorporated by reference to Exhibit 2.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on March 18, 2016).

(3.1)	Restated Certificate of Incorporation of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(3.2)	Amended and Restated Bylaws of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on March 13, 2015).

(4.1)	Indenture, dated as of May 22, 2015, by and among Columbia Pipeline Group, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.2)	Registration Rights Agreement, dated as of May 22, 2015, by and among Columbia Pipeline Group, Inc., the Guarantors named therein and the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.3)	Form of 2.45% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.4)	Form of 3.30% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.5)	Form of 4.50% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(4.6)	Form of 5.80% Senior Note due 2018 (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.1)	Revolving Credit Agreement, dated as of December 5, 2014, by and among Columbia Pipeline Group, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of Nova Scotia and BNP Paribas, as Co-Documentation Agents and Barclays Bank PLC, Citigroup Global Markets, Inc., The Bank of Nova Scotia, BNP Paribas and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.6 to the Columbia Pipeline Group, Inc. Form 10 (File No. 001-36838) filed on February 6, 2015).

(10.2)	Revolving Credit Agreement, dated as of December 5, 2014, by and among Columbia Pipeline Partners LP, as Borrower, NiSource Inc., Columbia Pipeline Group, Inc., Columbia Energy Group, CPG OpCo LP, CPG OpCo GP LLC, as Guarantors, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and The Bank of Tokyo-Mitsubishi UFJ, LTD, as Syndication Agent (Incorporated by reference to Exhibit 10.7 to the Columbia Pipeline Group, Inc. Form 10 (File No. 001-36838) filed on February 6, 2015).

(10.3)	Trademark License Agreement, dated as of February 11, 2015, between NiSource Corporate Services Company and Columbia Pipeline Group Services Company filed April 17, 2015. (Incorporated by reference to Exhibit 10.3 to the Columbia Pipeline Group, Inc. Amendment No. 2 Form 10 (File No. 001-36838) filed on April 17, 2015).

(10.4)†	Employment Offer Letter Agreement, dated May 14, 2008, between NiSource Inc. and Stephen P. Smith, assumed by Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 10.21 to the Columbia Pipeline Group, Inc. Amendment No. 4 to the Form 10 (File No. 001-36838) filed on May 22, 2015).

Exhibit Number	Description

(10.5)†	Retention Bonus Letter Agreement, dated March 11, 2014, between NiSource Inc. and Shawn Patterson, assumed by Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 10.22 to the Columbia Pipeline Group, Inc. Form 10 Amendment No. 4 to the Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.6)†	Retention Bonus Letter Agreement, dated September 2, 2014, between NiSource Inc. and Stanley Chapman, assumed by Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 10.23 to the Columbia Pipeline Group, Inc. Amendment No. 4 to the Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.7)	Tax Allocation Agreement, dated June 30, 2015, between NiSource Inc. and Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on July 2, 2015).

(10.8)	Employee Matters Agreement, dated June 30, 2015, between NiSource Inc. and Columbia Pipeline Group, Inc., (Incorporated by reference to Exhibit 10.2 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on July 2, 2015).

(10.9)	Form of Transition Services Agreement (NiSource to CPG) between NiSource Corporate Services Company and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.10)	Form of Transition Services Agreement (CPG to NiSource) between NiSource Corporate Services Company and Columbia Pipeline Group Services Company (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.11)†	Form of Columbia Pipeline Group, Inc. 2015 Omnibus Plan (Incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.12)†	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.13)†	Form of Performance Share Award Agreement (Incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.14)†	Form of Restricted Stock Unit Award Agreement with Nonemployee Directors (Incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.15)†	Form of Restricted Stock Unit Award Agreement with Nonemployee Directors of Columbia Pipeline Group, Inc. Relating to Vested by Unpaid NiSource Restricted Stock Units (Incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.16)†	Form of Director Restricted Stock Unit Award Agreement Relating to Unvested NiSource Restricted Stock Units (Incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.17)†	Form of Columbia Pipeline Group, Inc. Phantom Stock Unit Agreement (Incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.18)†	Form of Change in Control and Termination Agreement with Robert Skaggs (Incorporated in reference to Exhibit 10.15 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.19)†	Form of Change in Control and Termination Agreement with Other Named Executive Officers (Incorporated in reference to Exhibit 10.16 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.20)†	Form of Columbia Pipeline Group, Inc. Executive Severance Policy (Incorporated by reference to Exhibit 10.17 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.21)†	Form of Columbia Pipeline Group Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.22)†	Form of Columbia Pipeline Group Savings Restoration Plan (Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

Exhibit Number	Description

(10.23)†	Form of Columbia Pipeline Group Pension Restoration Plan (Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Columbia Pipeline Group, Inc. Registration Statement on Form 10 (File No. 001-36838) filed on May 22, 2015).

(10.24)	Form of Commercial Paper Dealer Agreement (Incorporated by reference to Exhibit 10.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on October 6, 2015)

(10.25)	Amended and Restated System Money Pool Agreement, dated as of July 1, 2015, by and among Columbia Pipeline Group, Inc., Columbia Pipeline Group Services Company, as administrative agent, and the direct and indirect subsidiaries of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Columbia Pipeline Group, Inc. Quarterly Report on Form 10-Q (File No. 001-36838) filed on November 3, 2015).

(12.1)	Ratio of Earnings to Fixed Charges (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(21.1)	List of Subsidiaries of Columbia Pipeline Group, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(23.1)	Consent of Deloitte & Touche LLP (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(32.2)	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(101.INS)	XBRL Instance Document (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(101.SCH)	XBRL Schema Document (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(101.CAL)	XBRL Calculation Linkbase Document (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(101.LAB)	XBRL Labels Linkbase Document (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(101.PRE)	XBRL Presentation Linkbase Document (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).

(101.DEF)	XBRL Definition Linkbase Document (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-36838) filed on February 18, 2016).