Form 10-Q
period 2016-03-31
Columbia Pipeline Group, Inc.
filed 2016-05-03
CIK 1629995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Yes☐    No ☑
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value: 400,383,243 shares outstanding at April 29, 2016.

COLUMBIA PIPELINE GROUP, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2016

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

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Btu	British Thermal Unit
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism, which is an approved demand charge under the Columbia Gas Transmission modernization settlement
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area
LIBOR	London Interbank Offered Rate
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times

Columbia Pipeline Group, Inc.

DEFINED TERMS (continued)

MMBtu	One million British Thermal Units
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act of 1938
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

NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$640.9	$930.9
Accounts receivable (less reserve of $0.3 and $0.6, respectively)	161.5	152.4
Materials and supplies, at average cost	33.2	32.8
Exchange gas receivable	12.0	19.0
Deferred property taxes	54.2	52.0
Prepayments and other	46.5	48.5
Total Current Assets	948.3	1,235.6
Investments
Unconsolidated affiliates	437.3	438.1
Other investments	13.8	13.8
Total Investments	451.1	451.9
Property, Plant and Equipment
Property, plant and equipment	9,426.0	9,052.3
Accumulated depreciation and amortization	(3,025.1)	(2,988.6)
Net Property, Plant and Equipment	6,400.9	6,063.7
Other Noncurrent Assets
Regulatory assets	182.2	177.7
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	117.7	115.7
Deferred charges and other	15.4	15.5
Total Other Noncurrent Assets	2,290.8	2,284.4
Total Assets	$10,091.1	$10,035.6

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$15.0	$15.0
Accounts payable	58.7	56.8
Dividends payable	53.6	—
Customer deposits	18.8	17.9
Taxes accrued	101.0	106.0
Interest accrued	37.2	9.5
Exchange gas payable	12.1	18.6
Deferred revenue	10.5	15.0
Accrued capital expenditures	88.7	100.1
Accrued compensation and related costs	28.5	51.9
Other accruals	89.9	70.0
Total Current Liabilities	514.0	460.8
Noncurrent Liabilities
Long-term debt	2,725.9	2,725.6
Deferred income taxes	1,395.3	1,348.1
Accrued liability for postretirement and postemployment benefits	48.9	49.4
Regulatory liabilities	303.6	321.6
Asset retirement obligations	25.1	25.7
Other noncurrent liabilities	94.4	91.4
Total Noncurrent Liabilities	4,593.2	4,561.8
Total Liabilities	5,107.2	5,022.6
Commitments and Contingencies (Refer to Note 17)
Equity
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 400,383,243 and 399,841,350 shares outstanding, respectively	4.0	4.0
Additional paid-in capital	4,037.1	4,032.7
Retained earnings	14.0	46.9
Treasury stock	(6.0)	—
Accumulated other comprehensive loss	(26.6)	(27.0)
Total CPG Equity	4,022.5	4,056.6
Noncontrolling Interest	961.4	956.4
Total Equity	4,983.9	5,013.0
Total Liabilities and Equity	$10,091.1	$10,035.6
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Operations (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Operating Revenues
Transportation revenues	$308.5	$248.4
Transportation revenues-affiliated	—	29.0
Storage revenues	49.9	36.6
Storage revenues-affiliated	—	13.3
Other revenues	6.1	12.7
Total Operating Revenues	364.5	340.0
Operating Expenses
Operation and maintenance	169.1	118.4
Operation and maintenance-affiliated	—	28.0
Depreciation and amortization	40.4	32.5
Gain on sale of assets	(2.6)	(5.3)
Property and other taxes	21.8	19.1
Total Operating Expenses	228.7	192.7
Equity Earnings in Unconsolidated Affiliates	15.9	15.4
Operating Income	151.7	162.7
Other Income (Deductions)
Interest expense	(29.4)	—
Interest expense-affiliated	—	(18.3)
Other, net	7.0	4.6
Total Other Deductions, net	(22.4)	(13.7)
Income from Continuing Operations before Income Taxes	129.3	149.0
Income Taxes	42.7	51.9
Income from Continuing Operations	86.6	97.1
Income from Discontinued Operations-net of taxes	0.2	—
Net Income	86.8	97.1
Less: Net income attributable to noncontrolling interest	14.6	7.1
Net income attributable to CPG	$72.2	$90.0
Amounts attributable to CPG:
Income from continuing operations	$72.0	$90.0
Income from discontinued operations-net of taxes	0.2	—
Net income attributable to CPG	$72.2	$90.0
Basic Earnings Per Share
Continuing operations	$0.18	$0.28
Discontinued operations	—	—
Basic Earnings Per Share	$0.18	$0.28
Diluted Earnings Per Share
Continuing Operations	$0.18	$0.28
Discontinued Operations	—	—
Diluted Earnings Per Share	$0.18	$0.28
Basic Average Common Shares Outstanding	400.3	317.6
Diluted Average Common Shares	400.7	317.6
Dividends Declared Per Common Share	$0.26	$—
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2016	2015
Net Income	$86.8	$97.1
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.4	0.2
Unrecognized pension and OPEB benefit(2)(3)	0.1	7.0
Total other comprehensive income	0.5	7.2
Total Comprehensive Income	87.3	104.3
Less: Comprehensive Income-noncontrolling interest	14.7	7.1
Comprehensive Income-controlling interests	$72.6	$97.2
(1) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.2 million and $0.1 million tax expense for the three months ended March 31, 2016 and 2015, respectively.
(2) Unrecognized pension and other postretirement benefit (“OPEB”) benefits, net of $0.1 million and zero tax expense for the three months ended March 31, 2016 and 2015, respectively.
(3) Unrecognized pension and OPEB benefits are primarily related to pension and OPEB remeasurements recorded during 2016 and 2015.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2016	2015
Operating Activities
Net Income	$86.8	$97.1
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	40.4	32.5
Deferred income taxes and investment tax credits	40.6	36.1
Deferred revenue	(2.0)	5.3
Equity-based compensation expense and profit sharing contribution	6.2	2.1
Gain on sale of assets	(2.6)	(5.3)
Equity earnings in unconsolidated affiliates	(15.9)	(15.4)
Income from discontinued operations-net of taxes	(0.2)	—
Amortization of debt related costs	1.3	—
AFUDC equity	(6.1)	(3.5)
Distributions of earnings received from equity investees	18.9	18.3
Changes in Assets and Liabilities:
Accounts receivable	(6.6)	12.2
Accounts receivable-affiliated	—	15.2
Accounts payable	(4.4)	(15.6)
Accounts payable-affiliated	—	(8.6)
Customer deposits	0.9	0.6
Taxes accrued	(5.0)	(8.8)
Interest accrued	27.7	—
Exchange gas receivable/payable	0.5	(0.1)
Other accruals	(19.3)	(9.1)
Prepayments and other current assets	7.1	2.7
Regulatory assets/liabilities	1.5	15.3
Postretirement and postemployment benefits	(0.1)	(8.7)
Deferred charges and other noncurrent assets	(2.3)	(0.2)
Other noncurrent liabilities	2.6	1.7
Net Operating Activities from Continuing Operations	170.0	163.8
Net Operating Activities from Discontinued Operations	0.3	—
Net Cash Flows from Operating Activities	170.3	163.8
Investing Activities
Capital expenditures	(388.9)	(163.9)
Change in short-term lendings-affiliated	—	(698.0)
Proceeds from disposition of assets	—	10.2
Contributions to equity investees	(1.9)	—
Distributions from equity investees	0.2	1.3
Other investing activities	(2.0)	(2.4)
Net Cash Flows used for Investing Activities	(392.6)	(852.8)
Financing Activities
Change in short-term borrowings-affiliated	—	(232.1)
Debt related costs	(0.5)	—
Issuance of long-term debt-affiliated	—	1,217.3
Payments of long-term debt-affiliated, including current portion	—	(957.8)
Proceeds from the issuance of common units, net of offering costs	—	1,168.4
Distribution of IPO proceeds to parent	—	(500.0)
Distribution to noncontrolling interest	(9.7)	—
Acquisition of treasury stock	(6.0)	—
Dividends paid - common stock	(51.5)	—
Net Cash Flows (used for) from Financing Activities	(67.7)	695.8
Change in cash and cash equivalents	(290.0)	6.8
Cash and cash equivalents at beginning of period	930.9	0.5
Cash and Cash Equivalents at End of Period	$640.9	$7.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of January 1, 2016	$4.0	$—	$4,032.7	$46.9	$(27.0)	$956.4	$5,013.0
Net Income	—	—	—	72.2	—	14.6	86.8
Other comprehensive income, net of tax	—	—	—	—	0.4	0.1	0.5
Common stock dividends	—	—	—	(105.1)	—	—	(105.1)
Treasury stock acquired	—	(6.0)	—	—	—	—	(6.0)
Distributions to noncontrolling interest	—	—	—	—	—	(9.7)	(9.7)
Long-term incentive plan	—	—	4.4	—	—	—	4.4
Balance as of March 31, 2016	$4.0	$(6.0)	$4,037.1	$14.0	$(26.6)	$961.4	$4,983.9

(in millions)	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of January 1, 2015	$4,210.8	$(34.5)	$—	$4,176.3
Net Income	90.0	—	7.1	97.1
Other comprehensive income, net of tax	—	7.2	—	7.2
Allocation of AOCI to noncontrolling interest	—	2.2	(2.2)	—
Issuance of common units of CPPL	—	—	1,168.4	1,168.4
Distribution of IPO proceeds to NiSource	(500.0)	—	—	(500.0)
Sale of interest in Columbia OpCo to CPPL(1)	227.1	—	(227.1)	—
Balance as of March 31, 2015	$4,027.9	$(25.1)	$946.2	$4,949.0
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

Merger. On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent ("TransCanada"). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
The Merger is expected to close in the second half of 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and CPG shareholder approval. Following the completion of the transaction, TransCanada will own the general partner of CPPL, all of CPPL’s incentive distribution rights and all of CPPL’s subordinated units, which represent a 46.5% limited partnership interest in CPPL.
The Condensed Consolidated Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although CPG believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present CPG’s results of operations and financial position. Amounts reported in the Condensed Statements of Consolidated Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods.
CPG’s accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with GAAP on the basis of NiSource’s historical ownership of CPG’s assets and its operations. These financial statements include the accounts of the following subsidiaries: Columbia Gas Transmission, Columbia Gulf, Columbia Midstream, CEVCO, CNS Microwave, Crossroads, CPGSC, CEG, Columbia Remainder Corporation, CPP GP LLC, CPPL, OpCo GP, Columbia OpCo and CPG. All intercompany transactions and balances have been eliminated. Also included in the Condensed Consolidated Financial Statements (unaudited) are equity method investments Hardy Storage, Millennium Pipeline and Pennant.
2.    CPPL Initial Public Offering
On December 5, 2007, NiSource formed CPPL (NYSE: CPPL) to own, operate and develop a portfolio of pipelines, storage and related assets.
On February 11, 2015, CPPL completed its offering of 53.8 million common units representing limited partner interests, constituting 53.5% of CPPL's outstanding limited partner interests. CPPL received $1,168.4 million of net proceeds from IPO. CPG owns the general partner of CPPL and all of CPPL's subordinated units and incentive distribution rights. The assets of CPPL consist of a 15.7% limited partner interest in Columbia OpCo, which prior to the Separation, consisted of substantially all of NiSource's Columbia Pipeline Group Operations segment. The operations of CPPL are consolidated in CPG’s results. As of March 31, 2016, the portion of CPPL owned by the public is reflected as a noncontrolling interest in the Condensed Consolidated Financial Statements (unaudited).
The table below summarizes the effects of changes in CPG’s ownership interest in Columbia OpCo on equity:

	Three Months Ended March 31,
(in millions)	2016	2015
Net income attributable to CPG	$72.2	$90.0
Increase in CPG’s net parent investment for the sale of 8.4% of Columbia OpCo	—	227.1
Change from net income attributable to CPG and transfers to noncontrolling interest	$72.2	$317.1
3.    Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. CPG is required to adopt ASU 2016-09 for periods beginning after December 15, 2016, including interim periods, with early adoption

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

permitted. CPG is currently evaluating the impact the adoption of ASU 2016-09 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively, with early adoption permitted on the original effective date of ASU 2014-09 on a limited basis. In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in ASU 2016-08, a specified good or service is "a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer." Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. ASU 2016-08 has the same effective date as ASU 2014-09, as amended by ASU 2015-14. CPG is required to adopt ASU 2016-08 using the same transition method it uses to adopt ASU 2014-09. CPG is currently evaluating the impact the adoption of ASU 2014-09, ASU 2015-14 and ASU 2016-08 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. CPG is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2016-02 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on these costs in relation to line-of-credit agreements stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. CPG adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016, resulting in the reclassification of unamortized balance of debt issuance costs from "Deferred charges and other" to "Long-term debt." This change in accounting principle was applied retrospectively. As of December 31, 2015, the balance of unamortized debt issuance costs recorded in "Deferred charges and other" was $20.6 million. As a result of the retrospective adjustment, the December 31, 2015 balances of "Deferred charges and other" and "Long-term debt" were reduced by $20.6 million on the Condensed Consolidated Balance Sheets (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. CPG retrospectively adopted ASU 2015-02 as of January 1, 2016. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.    Earnings Per Share
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
The calculation of diluted average common shares is as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Basic average common shares outstanding	400.3	317.6
Dilutive potential common shares:
Shares restricted under stock plans	0.4	—
Diluted average common shares	400.7	317.6
Dividends. CPG paid a dividend of $0.12875 per share to stockholders on February 19, 2016. On March 22, 2016, CPG declared a dividend of $0.13375 per share to stockholders of record at April 29, 2016, payable May 20, 2016.
5.    Transactions with Affiliates
Prior to the Separation, CPG engaged in transactions with subsidiaries of NiSource, which at that time were deemed to be affiliates of CPG. The Separation occurred on July 1, 2015 and for periods after this date CPG and the subsidiaries of NiSource are no longer affiliates. Transactions with affiliates prior to the Separation are summarized below:
Statement of Operations

	Three Months Ended March 31,
(in millions)	2016	2015
Transportation revenues	$—	$29.0
Storage revenues	—	13.3
Other revenues	—	0.1
Operation and maintenance expense	—	28.0
Interest expense	—	18.3
Interest income	—	1.0
Transportation, Storage and Other Revenues. CPG provided natural gas transportation, storage and other services to subsidiaries of NiSource, former affiliates.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Interest Expense and Income. Prior to the private placement of senior notes on May 22, 2015, CPG paid NiSource interest for intercompany long-term debt outstanding. For the three months ended March 31, 2015, CPG was charged interest for long-term debt of $19.0 million, offset by associated AFUDC of $1.0 million.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the closing date of CPPL’s IPO. Following the Separation, the agreement is with CPG. The money pool is available for Columbia OpCo and its subsidiaries’ general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL’s IPO, the subsidiaries of CPG participated in a similar money pool agreement with NiSource Finance. Prior to the Separation, NiSource Corporate Services administered the money pools. Prior to the Separation, the cash accounts maintained by the subsidiaries of Columbia OpCo and CPG were swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. The amount of interest expense and income for short-term borrowings was determined by the net position of each subsidiary in the money pool. Subsequent to the Separation, the intercompany money pool balances and related interest expense and income are eliminated as intercompany activity. The money pool weighted-average interest rate at March 31, 2015 was 1.07%. For the three months ended March 31, 2015, the interest expense for short-term borrowings charged was $0.3 million.
Dividends to NiSource. During the three months ended March 31, 2015, CPG distributed $500.0 million of the proceeds from CPPL’s IPO to NiSource as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo. There were no restrictions on the payment by CPG of dividends to NiSource.
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
Obligations under the CPG revolving credit facility are unsecured. Loans under the CPG revolving credit facility will bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of JPMorgan Chase Bank, N.A., or (c) the Eurodollar rate which is based on the LIBOR, plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPG’s revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to CPG’s credit rating.
Revolving indebtedness under the CPG credit facility will rank equally with all of CPG’s outstanding unsecured and unsubordinated debt. CEG, OpCo GP and Columbia OpCo have each fully guaranteed the CPG credit facility. The CPG revolving credit facility contains various customary covenants and restrictive provisions which, among other things, limit CPG’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by their organizational documents. The restricted payment provision does not prohibit CPG or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the revolving credit agreement), and neither CPG nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. Under Columbia OpCo's partnership agreement, it is required to distribute all of its available cash each quarter, less the amounts of cash reserves that OpCo GP determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of Columbia OpCo’s business. In addition, subject to Delaware law, the board of directors of CPG may similarly determine whether to declare dividends at CPG without restriction under its revolving credit agreement. At March 31, 2016, neither CPG nor its consolidated subsidiaries had any restricted net assets. If Columbia OpCo and the other loan parties fail to perform their obligations under these and other covenants, it could adversely affect Columbia OpCo’s ability to finance future business opportunities and make cash distributions to CPG. The CPG revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPG may have with an outstanding principal amount in excess of $50.0 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The CPG revolving credit facility also contains certain financial covenants that require CPG to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for any period of four consecutive fiscal quarters (each, a "test period") ending after December 31, 2015 and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017, and during a Specified Acquisition Period (as defined in the CPG revolving credit facility), the leverage ratio may not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPG or any guarantor.
The Merger, if completed, would constitute a change of control under the terms of the CPG revolving credit facility. Accordingly, in connection with the closing of the Merger, CPG expects the CPG revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, “Basis of Accounting Presentation” for additional information regarding the Merger.
As of March 31, 2016 and December 31, 2015, CPG had no outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility, respectively.
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
CPPL’s revolving credit facility contains various covenants and restrictive provisions which, among other things, limit CPPL’s ability and CPPL’s restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of CPPL’s assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness; each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by CPPL’s organizational documents. The restricted payment provision does not prohibit CPPL or any of its restricted subsidiaries from making distributions in accordance with their respective organizational documents unless there has been an event of default (as defined in the CPPL revolving credit agreement), and neither CPPL nor any of its restricted subsidiaries has any restrictions on its ability to make distributions under its organizational documents. In particular, in accordance with CPPL's partnership agreement, the general partner has adopted a policy that CPPL will make quarterly cash distributions in amounts equal to at least the minimum quarterly distributions of $0.1675 on each common and subordinated unit. However, the determination to make any distributions of cash is subject to the discretion of the general partner. At March 31, 2016, neither CPPL nor its consolidated subsidiaries had any restricted net assets. If CPPL fails to perform the obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. CPPL’s revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness it may have with an outstanding principal amount in excess of $50.0 million.
The revolving credit facility also contains certain financial covenants that require CPPL to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for any test period ending after December 31, 2015, and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the CPPL revolving credit facility), the leverage ratio shall not exceed 5.50 to 1.00.

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
The Merger, if completed, would constitute a change of control under the terms of the CPPL revolving credit facility. Accordingly, in connection with the closing of the Merger, CPG expects the CPPL revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, “Basis of Accounting Presentation” for additional information regarding the Merger.
As of March 31, 2016 and December 31, 2015, CPPL had $15.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
CPG Commercial Paper Program. On October 5, 2015, CPG established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. CEG, OpCo GP and Columbia OpCo have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes. As of March 31, 2016 and December 31, 2015, CPG had no Promissory Notes outstanding under the Program.
Short-term borrowings were as follows:

(in millions)	March 31, 2016	December 31, 2015
Commercial paper borrowings	$—	$—
CPG credit facility borrowings	—	—
CPPL credit facility borrowings, weighted average interest rate of 1.50% and 1.28% at March 31, 2016 and December 31, 2015, respectively	15.0	15.0
Total Short-Term Borrowings	$15.0	$15.0
Given their maturity and turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).
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
Registration Rights Agreement. In connection with the private placement of the Notes, CPG and the Guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Initial Purchasers, pursuant to which CPG and the Guarantors agreed to file, and use their reasonable best efforts to cause to become effective, an exchange offer registration statement with the SEC and to consummate an exchange offer within 360 days after the date of issuance of the Notes pursuant to which holders of each series of the Notes can exchange the Notes issued in the offering for registered notes having the same terms as the Notes. On February 23, 2016, CPG filed an exchange offer registration statement with the SEC. The registration statement was declared effective as of April 14, 2016.
8.    Gain on Sale of Assets
CPG recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended March 31, 2016 and 2015, gains on conveyances amounted to $2.6 million and $5.3 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated Operations (unaudited). As of March 31, 2016 and December 31, 2015, deferred gains of approximately $5.5 million and $8.1 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
9.    Goodwill
CPG tests its goodwill for impairment annually as of May 1 unless indicators, events or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage. All of CPG's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to CPG prior to the Separation. CPG’s goodwill assets at March 31, 2016 were $1,975.5 million.
CPG's predecessor completed a quantitative (“step 1”) fair value measurement of the reporting unit during the May 1, 2012 goodwill test. The test indicated that the fair value of the reporting unit substantially exceeded the carrying value, indicating that no impairment existed.
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
CPG considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. In consideration of all relevant factors, including the recent Merger Agreement, there were no indicators that would require goodwill impairment testing during the first quarter of 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.    Asset Retirement Obligations
Changes in CPG’s liability for asset retirement obligations for the three months ended March 31, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$25.7	$23.2
Accretion expense	0.3	0.3
Additions	—	—
Settlements	—	—
Change in estimated cash flows	(0.9)	—
Balance as of March 31,	$25.1	$23.5
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
11.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In November 2015, Columbia Gas Transmission commenced the fourth year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $300 million in modernization investments into service during the year. Recovery of approximately $320 million of investments made in 2015 began on February 1, 2016.
In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC's approval of the customer agreement in March 2016.This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
Columbia Gulf. On January 21, 2016, the FERC issued an Order (the "January 21 Order") initiating an investigation pursuant to Section 5 of the NGA to determine whether Columbia Gulf’s existing rates for jurisdictional services are unjust and unreasonable. Columbia Gulf filed a cost and revenue study with the FERC on April 5, 2016, as required by the January 21 Order. The January 21 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by February 28, 2017. The outcome of this proceeding to Columbia Gulf is not currently determinable.
Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under Section 4 of the NGA. However, certain operating costs of the Columbia OpCo regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Gas Transmission's long-term plan to modernize its interstate transmission system as discussed above.
12.    Equity Method Investments
Certain investments of CPG are accounted for under the equity method of accounting. These investments are recorded within "Unconsolidated Affiliates" on CPG's Condensed Consolidated Balance Sheets (unaudited) and CPG's portion of the results is reflected in "Equity Earnings in Unconsolidated Affiliates" on CPG's Condensed Statements of Consolidated Operations (unaudited). These investments are integral to CPG’s business. Contributions are made to these equity investees to fund CPG’s share of capital projects.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table contains contribution and distribution data representing CPG's portion based on CPG's ownership percentage of each investment:

	Three Months Ended March 31,
(in millions)	2016	2015
Millennium Pipeline
Contributions to Millennium Pipeline	$1.9	$—
Distributions of earnings from Millennium Pipeline	15.2	16.6
Hardy Storage
Contributions to Hardy Storage	—	—
Distributions of earnings from Hardy Storage	0.7	0.5
Pennant
Contributions to Pennant	—	—
Distributions of earnings from Pennant	3.0	1.2
Return of capital from Pennant	0.2	1.3
13.    Income Taxes
CPG’s interim effective tax rates reflect the estimated annual effective tax rates for 2016 and 2015, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2016 and 2015 were 33.0% and 34.8%, respectively. The effective tax rates for 2016 and 2015 differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences and income received following CPPL’s IPO that is not subject to income tax at the partnership level. The effective tax rate is impacted by CPPL’s IPO which modified the ownership structure and now reflects CPPL earnings for which the noncontrolling public limited partners are directly responsible for the related income taxes. CPG consolidates the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings but excludes the related tax provision.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the components of CPG's net periodic benefits cost for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.6	$1.3	$0.2	$0.3
Interest cost	3.9	3.5	1.2	1.2
Expected return on assets	(6.7)	(7.0)	(4.0)	(4.6)
Amortization of prior service credit	(0.3)	(0.3)	(0.2)	(0.2)
Recognized actuarial loss	3.1	2.4	—	—
Total Net Periodic Benefit Cost (Income)	$1.6	$(0.1)	$(2.8)	$(3.3)
15.    Fair Value
CPG has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, customer deposits and short-term borrowings. CPG's long-term debt is recorded at historical amounts.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term debt. The fair value of these securities is estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the three months ended March 31, 2016 and for the year ended December 31, 2015, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2016(1)	Estimated Fair Value as of March 31, 2016	Carrying Amount as of December 31, 2015(1)	Estimated Fair Value as of December 31, 2015
Long-term debt	$2,750.0	$2,732.2	$2,750.0	$2,592.1
(1)The carrying amount of the Notes differs from the Long-term debt balance on the Condensed Consolidated Balance Sheets (unaudited) due to the related unamortized discount and unamortized debt issuance costs, both of which are being amortized over the weighted average life of the Notes.

16.	Share-Based Compensation
Prior to the Separation, CPG employees participated in NiSource's Omnibus Incentive Plan (the "NiSource Plan") and had outstanding awards under the NiSource Director Stock Incentive Plan (“NiSource Director Plan”), which was terminated in 2010. Upon the Separation, outstanding CPG employee restricted stock units, performance units and non-employee director awards previously issued under the NiSource Plan and NiSource Director Plan were adjusted and converted into new CPG share-based awards under the Columbia Pipeline Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Plan") using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Separation. The performance targets applicable to the performance units were frozen at the levels achieved as of the Separation and pro-rated to reflect the proportion of the service period completed. Under the Omnibus Plan, these awards represent restricted stock units with no performance contingencies. All adjusted awards retained the vesting schedule of the original awards.
The Omnibus Plan term began on the effective date of the Separation. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of CPG available for awards is 8,000,000. At March 31, 2016, there were 4,227,203 shares reserved for future awards under the Omnibus Plan.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CPG recognized stock-based employee compensation expense of $3.8 million and $1.8 million during the three months ended March 31, 2016 and 2015, respectively, as well as related tax benefits of $1.4 million and $0.6 million, respectively.
As of March 31, 2016, the total remaining unrecognized compensation cost related to nonvested awards amounted to $33.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.4 years.
Restricted Stock Units and Restricted Stock. During the three months ended March 31, 2016, CPG granted 12,144 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair-value of the shares of restricted stock units and shares of restricted stock was $0.2 million, based on the average market price of CPG’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of March 31, 2016, 1,373,018 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the three months ended March 31, 2016, CPG granted 995,848 performance shares, subject to performance and service conditions. The grant date fair-value of the awards was $17.0 million, based on the average market price of CPG’s common stock at the date of grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of relative total shareholder return, Adjusted EBITDA and CPPL Distributable Cash Flow. Relative total shareholder return is a non-GAAP market measure that CPG defines as the annualized growth in the dividends and share price of a share of CPG’s common stock (calculated using a 20 trading day average of CPG’s closing price, over a period beginning January 1, 2016 and ending on December 31, 2018) compared to the total shareholder return performance of a predetermined peer group of companies. Adjusted EBITDA is a non-GAAP performance measure that CPG defines as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments, costs associated with the Separation and costs associated with the Merger. CPPL Distributable Cash Flow is a non-GAAP performance measure that CPG defines as Adjusted EBITDA less interest expense, maintenance capital expenditures, gain on sale of assets and distributable cash flow attributable to noncontrolling interest plus proceeds from the sale of assets, interest income, capital costs related to the Separation and any other known differences between cash and income. The service conditions lapse on February 28, 2019 when the shares vest provided the performance criteria are satisfied. As of March 31, 2016, 1,117,352 nonvested performance shares were granted and outstanding.
Non-employee Director Awards. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the first anniversary of the grant thereof subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of March 31, 2016, a total of 52,427 units are outstanding to non-employee directors under the Omnibus Plan. Of these awards, 13,495 were granted under the NiSource Plan and converted into 21,399 CPG units, while the remaining 31,028 were granted by CPG subsequent to the Separation.
Fully vested restricted stock units that remained outstanding under the NiSource Plan and NiSource Director Plan as of the Separation date were converted into CPG awards. All such awards shall be distributed to the directors upon their separation from CPG's board of directors or such later date as elected. As of March 31, 2016, 228,619 restricted stock units remain outstanding.
401(k) Match, Profit Sharing and Company Contribution. CPG has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions. CPG also has a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay. For the three months ended March 31, 2016 and 2015, CPG recognized 401(k) match, profit sharing and non-elective contribution expense of $3.2 million and $1.7 million, respectively.
17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, CPG and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a parent or subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

accomplish the parent or subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2016 and the years in which they expire were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Letters of credit	$18.1	$18.1	$—	$—	$—	$—	$—
Other guarantees	45.6	0.6	2.0	—	—	—	43.0
Total commercial commitments	$63.7	$18.7	$2.0	$—	$—	$—	$43.0
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
Lines and Letters of Credit. CPG maintains a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. CPG expects that $750.0 million of this facility will be utilized as credit support for Columbia OpCo and its subsidiaries and the remaining $750.0 million of this facility will be available for CPG’s general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper program. As of March 31, 2016, CPG had no borrowings outstanding and $18.1 million in letters of credit outstanding under its revolving credit facility. CPPL maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures, and the funding of capital calls. As of March 31, 2016, CPPL had $15.0 million in outstanding borrowings and no letters of credit under its revolving credit facility.
CPG has established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. CEG, OpCo GP and Columbia OpCo have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes. As of March 31, 2016, CPG had no Promissory Notes outstanding under the Program.
Other Guarantees or Obligations. CPG has purchase and sale agreement guarantees totaling $45.6 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood CPG would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
CPG has on deposit a letter of credit with MUFG Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium Pipeline's notes as required under the Deposit and Disbursement Agreement that governs the Millennium Pipeline notes. This account is to be drawn upon by the note holders in the event that Millennium Pipeline is delinquent on its principal and interest payments. The value of CPG’s letter of credit represents 47.5% (CPG’s ownership interest in Millennium Pipeline) of the debt service reserve account requirement, or $16.2 million. The total exposure for CPG is $16.2 million. CPG has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of March 31, 2016.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As of March 31, 2016 and December 31, 2015, CPG had liabilities recorded of approximately $8.2 million and $8.3 million, respectively, to cover environmental remediation at various sites. The current portion of these liabilities is included in “Other accruals” in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets (unaudited). CPG accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. As of the date of these financial statements, these expenditures are not estimable at some sites. CPG periodically adjusts its accrual as information is collected and estimates become more refined.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Pipeline Safety
On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as 5 dwellings within the potential impact area; require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and require gathering lines in Class I areas, both onshore and offshore, to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, MAOP limits, line markers and emergency planning if such gathering lines’ nominal design is 8 inches or more. In order to provide clarity and greater certainty on what may constitute a “gathering line,” PHMSA is proposing a new definition of that term under the rulemaking, which term would now encompass “a pipeline, or a connected series of pipelines, and equipment used to collect gas from the endpoint of a production facility/operation and transport it to the furthermost point downstream of the following endpoints” including the “inlet of 1st gas processing plant;” the “outlet of” a gas treatment facility (not associated with a processing plant or compressor station); the “[o]utlet of the furthermost downstream compressor” leading to a pipeline, or the “point where separate production fields are commingled.” Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. Adoption of some or all of these standards under the proposed rulemaking could cause us to incur increased capital costs and costs of operation, which could be significant.
Waste
CPG has liabilities associated with the cleanup of some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. The total liability related to these sites was $6.4 million and $6.5 million at March 31, 2016 and December 31, 2015, respectively. The liability represents CPG’s best estimate of the cost to remediate the facilities.
CPG has liabilities associated with the PCB remediation of its existing facilities. The total liability related to these sites was $1.8 million at March 31, 2016 and December 31, 2015. The liability represents CPG's best estimate of the cost to remediate the facilities.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(14.3)	$(12.7)	$(27.0)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income	0.4	—	0.4
Net current-period other comprehensive income	0.4	0.1	0.5
Allocation of accumulated other comprehensive loss to noncontrolling interest	0.1	—	0.1
Balance as of March 31, 2016	$(14.0)	$(12.6)	$(26.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Three Months Ended March 31, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(17.9)	$(34.5)
Other comprehensive income before reclassifications	—	6.9	6.9
Amounts reclassified from accumulated other comprehensive income	0.2	0.1	0.3
Net current-period other comprehensive income	0.2	7.0	7.2
Allocation of accumulated other comprehensive loss to noncontrolling interest	2.2	—	2.2
Balance as of March 31, 2015	$(14.2)	$(10.9)	$(25.1)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Equity Investment
Millennium Pipeline is an equity method investment, and, therefore, CPG is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at March 31, 2016 of $14.0 million, after tax, related to terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $14.0 million and $14.3 million, after tax, at March 31, 2016 and December 31, 2015, respectively, is included in gains and losses on cash flow hedges above.
19.    Other, Net

	Three Months Ended March 31,
(in millions)	2016	2015
AFUDC Equity	$6.1	$3.5
Miscellaneous	0.9	1.1
Total Other, net	$7.0	$4.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Supplemental Cash Flow Information
The following table provides additional information regarding CPG’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015:

(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$120.7	$98.8
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$6.2	$15.6
Cash paid for income taxes	1.1	9.4
(1)Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).
21.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three months ended March 31, 2016 and 2015. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$50.4	13.8%	$48.9	14.4%
(1)Represents the gross amount of revenue contracted for with Columbia Gas of Ohio and, therefore, subject to risk at the loss of this customer. Columbia Gas of Ohio has entered into certain capacity release arrangements with third parties which ultimately can decrease the net revenue amount CPG receives from Columbia Gas of Ohio in any given period.
The loss of a significant portion of operating revenues from this customer could have a material adverse effect on the business of CPG.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

22.    Condensed Consolidating Financial Information
On May 22, 2015, CPG closed its private placement of $2,750.0 million in aggregated principal amount of its senior notes (the "Notes"). Please see Note 7, "Long-Term Debt" for further discussion of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by three of CPG's subsidiaries, CEG, Columbia OpCo and OpCo GP. CEG is a 100% owned subsidiary of CPG. In lieu of providing separate financial statements for CEG, the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC’s Regulation S-X have been included.
The following supplemental condensed consolidating financial information reflects CPG’s separate accounts, the combined accounts of CEG and Other Subsidiaries of CEG and CPG, including guarantors Columbia OpCo and OpCo GP, the consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. Separate financial statements have been provided for Columbia OpCo and OpCo GP based on Rule 3-10 of the SEC's Regulation S-X. For purposes of the following consolidating information, CPG’s and CEG's investment in its subsidiaries is accounted for under the equity method of accounting.
CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$549.2	$53.8	$—	$—	$37.9	$—	$640.9
Accounts receivable, net	0.5	5.6	—	—	155.4	—	161.5
Accounts receivable-affiliated	105.4	193.4	—	—	135.5	(434.3)	—
Materials and supplies, at average cost	—	—	—	—	33.2	—	33.2
Exchange gas receivable	—	—	—	—	12.0	—	12.0
Deferred property taxes	—	—	—	—	54.2	—	54.2
Prepayments and other	9.3	4.6	—	—	41.9	(9.3)	46.5
Total Current Assets	664.4	257.4	—	—	470.1	(443.6)	948.3
Investments
Unconsolidated affiliates	—	—	—	—	437.3	—	437.3
Consolidated affiliates	5,278.9	7,624.1	5,791.0	—	—	(18,694.0)	—
Other investments	12.0	0.3	—	—	1.5	—	13.8
Total Investments	5,290.9	7,624.4	5,791.0	—	438.8	(18,694.0)	451.1
Property, Plant and Equipment
Property, plant and equipment	—	—	—	—	9,426.0	—	9,426.0
Accumulated depreciation and amortization	—	—	—	—	(3,025.1)	—	(3,025.1)
Net Property, Plant and Equipment	—	—	—	—	6,400.9	—	6,400.9
Other Noncurrent Assets
Regulatory assets	—	41.1	—	—	141.1	—	182.2
Goodwill	—	—	1,975.5	—	—	—	1,975.5
Notes receivable-affiliated	1,848.2	—	—	—	—	(1,848.2)	—
Postretirement and postemployment benefits assets	—	0.6	—	—	117.5	(0.4)	117.7
Deferred income taxes	23.3	—	—	—	—	(23.3)	—
Deferred charges and other	4.6	—	—	—	10.8	—	15.4
Total Other Noncurrent Assets	1,876.1	41.7	1,975.5	—	269.4	(1,871.9)	2,290.8
Total Assets	$7,831.4	$7,923.5	$7,766.5	$—	$7,579.2	$(21,009.5)	$10,091.1

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

As of March 31, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$—	$—	$15.0	$—	$15.0
Short-term borrowings-affiliated	—	—	124.0	—	283.9	(407.9)	—
Accounts payable	11.0	—	—	—	47.7	—	58.7
Accounts payable-affiliated	7.8	14.9	0.1	—	3.6	(26.4)	—
Dividends payable	53.6	—	—	—	—	—	53.6
Customer deposits	—	—	—	—	18.8	—	18.8
Taxes accrued	—	10.6	—	—	99.7	(9.3)	101.0
Interest accrued	37.0	—	—	—	0.2	—	37.2
Exchange gas payable	—	—	—	—	12.1	—	12.1
Deferred revenue	—	—	—	—	10.5	—	10.5
Accrued capital expenditures	—	—	—	—	88.7	—	88.7
Accrued compensation and related costs	—	—	—	—	28.5	—	28.5
Other accruals	0.3	0.3	—	—	89.3	—	89.9
Total Current Liabilities	109.7	25.8	124.1	—	698.0	(443.6)	514.0
Noncurrent Liabilities
Long-term debt	2,725.9	—	—	—	—	—	2,725.9
Long-term debt-affiliated	—	1,217.3	—	—	630.9	(1,848.2)	—
Deferred income taxes	—	1,396.7	—	—	21.9	(23.3)	1,395.3
Accrued liability for postretirement and postemployment benefits	0.3	7.8	—	—	41.2	(0.4)	48.9
Regulatory liabilities	—	10.4	—	—	293.2	—	303.6
Asset retirement obligations	—	—	—	—	25.1	—	25.1
Other noncurrent liabilities	11.6	0.3	—	—	82.5	—	94.4
Total Noncurrent Liabilities	2,737.8	2,632.5	—	—	1,094.8	(1,871.9)	4,593.2
Total Liabilities	2,847.5	2,658.3	124.1	—	1,792.8	(2,315.5)	5,107.2
Equity
Common stock	4.0	—	—	—	—	—	4.0
Additional paid-in capital	4,037.1	—	—	—	—	—	4,037.1
Retained earnings	14.0	—	—	—	—	—	14.0
Net parent investment	—	4,330.2	7,667.3	—	5,815.4	(17,812.9)	—
Treasury stock	(6.0)	—	—	—	—	—	(6.0)
Accumulated other comprehensive loss	(26.6)	(26.4)	(24.9)	—	(29.0)	80.3	(26.6)
Total CPG Equity	4,022.5	4,303.8	7,642.4	—	5,786.4	(17,732.6)	4,022.5
Noncontrolling Interest	961.4	961.4	—	—	—	(961.4)	961.4
Total Equity	4,983.9	5,265.2	7,642.4	—	5,786.4	(18,694.0)	4,983.9
Total Liabilities and Equity	$7,831.4	$7,923.5	$7,766.5	$—	$7,579.2	$(21,009.5)	$10,091.1

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

As of December 31, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$800.0	$46.7	$1.9	$—	$82.3	$—	$930.9
Accounts receivable, net	—	5.6	—	—	146.8	—	152.4
Accounts receivable-affiliated	14.6	85.6	3.4	—	156.4	(260.0)	—
Materials and supplies, at average cost	—	—	—	—	32.8	—	32.8
Exchange gas receivable	—	—	—	—	19.0	—	19.0
Deferred property taxes	—	—	—	—	52.0	—	52.0
Prepayments and other	0.3	10.1	—	—	43.8	(5.7)	48.5
Total Current Assets	814.9	148.0	5.3	—	533.1	(265.7)	1,235.6
Investments
Unconsolidated affiliates	—	—	—	—	438.1	—	438.1
Consolidated affiliates	5,174.6	7,569.8	5,608.9	—	—	(18,353.3)	—
Other investments	12.0	0.3	—	—	1.5	—	13.8
Total Investments	5,186.6	7,570.1	5,608.9	—	439.6	(18,353.3)	451.9
Property, Plant and Equipment
Property, plant and equipment	—	—	—	—	9,052.3	—	9,052.3
Accumulated depreciation and amortization	—	—	—	—	(2,988.6)	—	(2,988.6)
Net Property, Plant and Equipment	—	—	—	—	6,063.7	—	6,063.7
Other Noncurrent Assets
Regulatory assets	—	35.1	—	—	142.6	—	177.7
Goodwill	—	—	1,975.5	—	—	—	1,975.5
Notes receivable-affiliated	1,848.2	—	—	—	—	(1,848.2)	—
Postretirement and postemployment benefits assets	—	0.5	—	—	115.6	(0.4)	115.7
Deferred income taxes	18.9	—	—	—	—	(18.9)	—
Deferred charges and other	4.9	—	—	—	10.6	—	15.5
Total Other Noncurrent Assets	1,872.0	35.6	1,975.5	—	268.8	(1,867.5)	2,284.4
Total Assets	$7,873.5	$7,753.7	$7,589.7	$—	$7,305.2	$(20,486.5)	$10,035.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

As of December 31, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$—	$—	$15.0	$—	$15.0
Short-term borrowings-affiliated	99.0	—	—	—	134.3	(233.3)	—
Accounts payable	0.1	—	—	—	56.7	—	56.8
Accounts payable-affiliated	10.8	4.8	—	—	11.1	(26.7)	—
Customer deposits	—	—	—	—	17.9	—	17.9
Taxes accrued	—	—	—	—	111.7	(5.7)	106.0
Interest accrued	9.4	—	—	—	0.1	—	9.5
Exchange gas payable	—	—	—	—	18.6	—	18.6
Deferred revenue	—	—	—	—	15.0	—	15.0
Accrued capital expenditures	—	—	—	—	100.1	—	100.1
Accrued compensation and related costs	—	—	—	—	51.9	—	51.9
Other accruals	—	0.3	—	—	69.7	—	70.0
Total Current Liabilities	119.3	5.1	—	—	602.1	(265.7)	460.8
Noncurrent Liabilities
Long-term debt	2,725.6	—	—	—	—	—	2,725.6
Long-term debt-affiliated	—	1,217.3	—	—	630.9	(1,848.2)	—
Deferred income taxes	—	1,350.4	—	—	16.6	(18.9)	1,348.1
Accrued liability for postretirement and postemployment benefits	0.3	8.3	—	—	41.2	(0.4)	49.4
Regulatory liabilities	—	10.5	—	—	311.1	—	321.6
Asset retirement obligations	—	—	—	—	25.7	—	25.7
Other noncurrent liabilities	15.3	0.2	—	—	75.9	—	91.4
Total Noncurrent Liabilities	2,741.2	2,586.7	—	—	1,101.4	(1,867.5)	4,561.8
Total Liabilities	2,860.5	2,591.8	—	—	1,703.5	(2,133.2)	5,022.6
Equity
Common stock	4.0	—	—	—	—	—	4.0
Additional paid-in capital	4,032.7	—	—	—	—	—	4,032.7
Retained earnings	46.9	—	—	—	—	—	46.9
Net parent investment	—	4,232.3	7,615.4	—	5,631.3	(17,479.0)	—
Accumulated other comprehensive loss	(27.0)	(26.8)	(25.7)	—	(29.6)	82.1	(27.0)
Total CPG Equity	4,056.6	4,205.5	7,589.7	—	5,601.7	(17,396.9)	4,056.6
Noncontrolling Interest	956.4	956.4	—	—	—	(956.4)	956.4
Total Equity	5,013.0	5,161.9	7,589.7	—	5,601.7	(18,353.3)	5,013.0
Total Liabilities and Equity	$7,873.5	$7,753.7	$7,589.7	$—	$7,305.2	$(20,486.5)	$10,035.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$308.5	$—	$308.5
Transportation revenues-affiliated	—	—	—	—	—	—	—
Storage revenues	—	—	—	—	49.9	—	49.9
Storage revenues-affiliated	—	—	—	—	—	—	—
Other revenues	—	—	—	—	6.1	—	6.1
Total Operating Revenues	—	—	—	—	364.5	—	364.5
Operating Expenses
Operation and maintenance	30.4	(0.2)	—	—	139.1	(0.2)	169.1
Operation and maintenance-affiliated	0.1	—	—	—	—	(0.1)	—
Depreciation and amortization	—	0.2	—	—	40.2	—	40.4
Gain on sale of assets	—	—	—	—	(2.6)	—	(2.6)
Property and other taxes	0.1	—	—	—	21.7	—	21.8
Total Operating Expenses	30.6	—	—	—	198.4	(0.3)	228.7
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	15.9	—	15.9
Equity Earnings in Consolidated Affiliates	113.5	179.8	181.5	—	—	(474.8)	—
Operating Income	82.9	179.8	181.5	—	182.0	(474.5)	151.7
Other Income (Deductions)
Interest expense	(29.5)	—	—	—	(0.6)	0.7	(29.4)
Interest expense-affiliated	—	(11.2)	(0.1)	—	(7.2)	18.5	—
Other, net	19.7	0.5	—	—	6.0	(19.2)	7.0
Total Other Deductions, net	(9.8)	(10.7)	(0.1)	—	(1.8)	—	(22.4)
Income from Continuing Operations before Income Taxes	73.1	169.1	181.4	—	180.2	(474.5)	129.3
Income Taxes	(13.5)	56.8	—	—	0.5	(1.1)	42.7
Income from Continuing Operations	86.6	112.3	181.4	—	179.7	(473.4)	86.6
Income from Discontinued Operations-net of taxes	0.2	0.2	—	—	—	(0.2)	0.2
Net Income	86.8	112.5	181.4	—	179.7	(473.6)	86.8
Less: Net income attributable to noncontrolling interest	14.6	14.6	—	—	—	(14.6)	14.6
Net Income Attributable to CPG	$72.2	$97.9	$181.4	$—	$179.7	$(459.0)	$72.2

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

Three Months Ended March 31, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$248.4	$—	$248.4
Transportation revenues-affiliated	—	—	—	—	29.0	—	29.0
Storage revenues	—	—	—	—	36.6	—	36.6
Storage revenues-affiliated	—	—	—	—	13.3	—	13.3
Other revenues	—	—	—	—	12.7	—	12.7
Total Operating Revenues	—	—	—	—	340.0	—	340.0
Operating Expenses
Operation and maintenance	—	(0.1)	—	—	118.5	—	118.4
Operation and maintenance-affiliated	—	0.1	—	—	27.9	—	28.0
Depreciation and amortization	—	—	—	—	32.5	—	32.5
Gain on sale of assets	—	—	—	—	(5.3)	—	(5.3)
Property and other taxes	—	—	—	—	19.1	—	19.1
Total Operating Expenses	—	—	—	—	192.7	—	192.7
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	15.4	—	15.4
Equity Earnings in Consolidated Affiliates	97.1	131.2	131.2	—	—	(359.5)	—
Operating Income	97.1	131.2	131.2	—	162.7	(359.5)	162.7
Other Income (Deductions)
Interest expense-affiliated	—	(6.9)	—	—	(11.4)	—	(18.3)
Other, net	—	0.4	0.7	—	3.5	—	4.6
Total Other Deductions, net	—	(6.5)	0.7	—	(7.9)	—	(13.7)
Income before Income Taxes	97.1	124.7	131.9	—	154.8	(359.5)	149.0
Income Taxes	—	27.6	—	—	24.3	—	51.9
Net Income	97.1	97.1	131.9	—	130.5	(359.5)	97.1
Less: Net income attributable to noncontrolling interest	7.1	7.1	—	—	—	(7.1)	7.1
Net Income Attributable to CPG	$90.0	$90.0	$131.9	$—	$130.5	$(352.4)	$90.0

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2016 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$86.8	$112.5	$181.4	$—	$179.7	$(473.6)	$86.8
Other comprehensive income
Net unrealized gain on cash flow hedges	0.4	(0.1)	—	—	0.5	(0.4)	0.4
Unrecognized pension and OPEB benefit	0.1	0.1	—	—	—	(0.1)	0.1
Total other comprehensive income	0.5	—	—	—	0.5	(0.5)	0.5
Total Comprehensive Income	87.3	112.5	181.4	—	180.2	(474.1)	87.3
Less: Comprehensive Income-noncontrolling interest	14.7	14.7	—	—	—	(14.7)	14.7
Comprehensive Income-controlling interests	$72.6	$97.8	$181.4	$—	$180.2	$(459.4)	$72.6

Three Months Ended March 31, 2015 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$97.1	$97.1	$131.9	$—	$130.5	$(359.5)	$97.1
Other comprehensive income
Net unrealized gain on cash flow hedges	0.2	(0.1)	—	—	0.3	(0.2)	0.2
Unrecognized pension and OPEB benefit	7.0	7.0	—	—	—	(7.0)	7.0
Total other comprehensive income	7.2	6.9	—	—	0.3	(7.2)	7.2
Total Comprehensive Income	104.3	104.0	131.9	—	130.8	(366.7)	104.3
Less: Comprehensive Income-noncontrolling interest	7.1	7.1	—	—	—	(7.1)	7.1
Comprehensive Income-controlling interests	$97.2	$96.9	$131.9	$—	$130.8	$(359.6)	$97.2

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Cash Flows from Operating Activities	$(6.7)	$116.4	$—	$—	$198.2	$(137.6)	$170.3
Investing Activities
Capital expenditures	—	—	—	—	(388.9)	—	(388.9)
Change in short-term lendings-affiliated	(87.1)	(109.3)	3.3	—	18.6	174.5	—
Contributions to equity investees	—	—	—	—	(1.9)	—	(1.9)
Distributions from equity investees	—	—	—	—	0.2	—	0.2
Other investing activities	—	—	—	—	(2.0)	—	(2.0)
Net Cash Flows used for Investing Activities	(87.1)	(109.3)	3.3	—	(374.0)	174.5	(392.6)
Financing Activities
Change in short-term borrowings-affiliated	(99.0)	—	124.0	—	149.5	(174.5)	—
Debt related costs	(0.5)	—	—	—	—	—	(0.5)
Quarterly distributions to unitholders	—	—	—	—	(18.1)	18.1	—
Distribution to noncontrolling interest in Columbia OpCo	—	—	(129.2)	—	—	129.2	—
Distribution to noncontrolling interest	—	—	—	—	—	(9.7)	(9.7)
Acquisition of treasury stock	(6.0)	—	—	—	—	—	(6.0)
Dividends paid - common stock	(51.5)	—	—	—	—	—	(51.5)
Net Cash Flows used for Financing Activities	(157.0)	—	(5.2)	—	131.4	(36.9)	(67.7)
Change in cash and cash equivalents	(250.8)	7.1	(1.9)	—	(44.4)	—	(290.0)
Cash and cash equivalents at beginning of period	800.0	46.7	1.9	—	82.3	—	930.9
Cash and Cash Equivalents at End of Period	$549.2	$53.8	$—	$—	$37.9	$—	$640.9

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

Three Months Ended March 31, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Cash Flows from Operating Activities	$(4.6)	$(3.9)	$0.3	$—	$172.0	$—	$163.8
Investing Activities
Capital expenditures	—	—	—	—	(163.9)	—	(163.9)
Change in short-term lendings-affiliated	—	—	(668.1)	—	(29.9)	—	(698.0)
Proceeds from disposition of assets	—	—	—	—	10.2	—	10.2
Contributions to equity investees	—	(1,217.3)	—	—	—	1,217.3	—
Distributions from equity investees	—	—	—	—	1.3	—	1.3
Other investing activities	—	—	—	—	(2.4)	—	(2.4)
Net Cash Flows used for Investing Activities	—	(1,217.3)	(668.1)	—	(184.7)	1,217.3	(852.8)
Financing Activities
Change in short-term borrowings-affiliated	4.6	3.9	—	—	(240.6)	—	(232.1)
Issuance of long-term debt-affiliated	—	1,217.3	—	—	—	—	1,217.3
Payments of long-term debt-affiliated, including current portion	—	—	—	—	(957.8)	—	(957.8)
Proceeds from the issuance of common units, net of offering costs	—	—	1,170.0	—	(1.6)	—	1,168.4
Contribution of capital from parent	—	—	—	—	1,217.3	(1,217.3)	—
Distribution of IPO proceeds to parent	—	—	(500.0)	—	—	—	(500.0)
Net Cash Flows from Financing Activities	4.6	1,221.2	670.0	—	17.3	(1,217.3)	695.8
Change in cash and cash equivalents	—	—	2.2	—	4.6	—	6.8
Cash and cash equivalents at beginning of period	—	—	—	—	0.5	—	0.5
Cash and Cash Equivalents at End of Period	$—	$—	$2.2	$—	$5.1	$—	$7.3

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
This discussion and analysis should be read in conjunction with information contained in our accompanying unaudited consolidated interim financial statements and the notes thereto and our consolidated financial statements and notes thereto included in our 2015 Form 10-K.
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

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	restrictions in our existing and any future credit facilities;

•	capital market performance and other factors that may decrease the value of benefit plan assets;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation, including litigation relating to the Merger;

•	the occurrence of any event, change or other circumstance that could give rise to termination of the Merger Agreement with TransCanada, Parent, US Parent, and Merger Sub;

•
the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•
the impact of the announcement of the proposed Merger on relationships with third parties, including commercial counterparties, employees and competitors, and risks associated with the loss and ongoing replacement of key personnel;

•	an unsolicited offer of another company to acquire our assets or capital stock, which could interfere with the Merger;

•	risks relating to unanticipated costs of integration in connection with the proposed Merger, including operating costs, customer loss or business disruption being greater than expected; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in our 2015 Form 10-K and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Additional Information Regarding the Merger and Where to Find It
This report may be deemed to be solicitation material in respect of the proposed acquisition of CPG by TransCanada. In connection with the proposed Merger, CPG filed a preliminary proxy statement with the SEC on April 8, 2016, and intends to file other relevant documents with the SEC, including a proxy statement in definitive form (which CPG expects to commence disseminating to stockholders on or about May 18, 2016). BEFORE MAKING ANY VOTING DECISION, CPG’S STOCKHOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.
Investors and security holders will be able to obtain, free of charge, a copy of the definitive proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. In addition, the proxy statement and CPG’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through CPG’s website at https://www.cpg.com/ as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Participants in Solicitation
CPG and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the holders of CPG common stock in respect of the proposed Merger. Information about the directors and executive officers of CPG can be found in CPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 18, 2016, as amended by Amendment No. 1 thereto on Form 10-K/A, filed with the SEC on April 7, 2016. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the Merger, which may be different than those of CPG’s stockholders generally, will be contained in the proxy statement and other relevant materials that will be filed with the SEC in connection with the proposed Merger when they become available.

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
Merger
On March 17, 2016, CPG entered into a Merger Agreement, among CPG, Parent US Parent Merger Sub, and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
The Merger is expected to close in the second half of 2016, subject to satisfaction of customary conditions, including receipt of required regulatory and CPG shareholder approval. Following the completion of the transaction, TransCanada will own the general partner of CPPL, all of CPPL’s incentive distribution rights and all of CPPL’s subordinated units, which represent a 46.5% limited partnership interest in CPPL.
Executive Overview
We are a growth-oriented Delaware corporation formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets.
We own approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. For the three months ended March 31, 2016, 95% of our revenue, excluding revenues generated from cost recovery under certain regulatory tracker mechanisms, which we refer to as “tracker-related revenues,” was generated under firm revenue contracts. As of March 31, 2016, these contracts had a weighted average remaining contract life of 4.7 years. We own these assets through Columbia OpCo, a partnership between our wholly owned subsidiary CEG and CPPL.
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

•
Kentucky Power Plant Project. We expect to invest approximately $28 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed into service in the second quarter of 2016.

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

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production on the Columbia Gulf system from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $380 million, to be placed into service in the fourth quarter of 2017.

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

•
Central Virginia Connector. This project will provide up to 40,000 Dth/d of firm transportation capacity on the Columbia Gas Transmission system to a new point of delivery in Virginia. This approximately $12 million project is expected to be placed into service in the fourth quarter of 2018.

In 2013, the FERC approved the modernization settlement entered into by Columbia Gas Transmission and its customers that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission placed approximately $320 million in modernization investments into service during 2015. In January 2016, the FERC approved Columbia Gas Transmission's third annual filing for recovery under this program. In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC’s approval of the customer agreement in March 2016. This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.

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

•
We entered into a $1,500.0 million revolving credit facility, which became effective at the time of the Separation. As of March 31, 2016, we had no borrowings and issued $18.1 million in letters of credit under our revolving credit facility. In addition, prior to the Separation, we sold $2,750.0 million of senior unsecured notes. The net proceeds of $2,722.3 million from that offering were used to repay $1,087.3 million of intercompany debt and pay a $1,450.0 million special dividend to NiSource. As a result, interest expense incurred on intercompany debt will be eliminated and replaced with interest expense on our credit facilities and our notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Results of Operations
Three Months Ended March 31, 2016
The following schedule presents our historical consolidated key operating and financial metrics.

	Three Months Ended March 31,
(in millions)	2016	2015
Operating Revenues
Transportation revenues	$308.5	$248.4
Transportation revenues-affiliated	—	29.0
Storage revenues	49.9	36.6
Storage revenues-affiliated	—	13.3
Other revenues	6.1	12.7
Total Operating Revenues	364.5	340.0
Operating Expenses
Operation and maintenance	169.1	118.4
Operation and maintenance-affiliated	—	28.0
Depreciation and amortization	40.4	32.5
Gain on sale of assets	(2.6)	(5.3)
Property and other taxes	21.8	19.1
Total Operating Expenses	228.7	192.7
Equity Earnings in Unconsolidated Affiliates	15.9	15.4
Operating Income	151.7	162.7
Other Income (Deductions)
Interest expense	(29.4)	—
Interest expense-affiliated	—	(18.3)
Other, net	7.0	4.6
Total Other Deductions, net	(22.4)	(13.7)
Income from Continuing Operations before Income Taxes	129.3	149.0
Income Taxes	42.7	51.9
Income from Continuing Operations	86.6	97.1
Income from Discontinued Operations-net of taxes	0.2	—
Net Income	86.8	97.1
Less: Net income attributable to noncontrolling interest	14.6	7.1
Net income attributable to CPG	$72.2	$90.0
Throughput (MMDth)
Columbia Gas Transmission	544.4	497.3
Columbia Gulf	153.0	145.7
Crossroads	4.6	5.1
Total	702.0	648.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating Revenues. Operating revenues were $364.5 million for the first quarter of 2016, an increase of $24.5 million from the same period in 2015. The increase in operating revenues was due primarily to increased demand revenue of $38.5 million largely from the CCRM, the East Side Expansion growth project and other growth projects, partially offset by a decrease of $10.1 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $5.6 million.
Operating Expenses. Operating expenses were $228.7 million for the first quarter of 2016, an increase of $36.0 million from the same period in 2015. The increase in operating expenses was primarily due to higher costs related to the Separation of $17.6 million, increased costs related to the Merger of $10.9 million, higher depreciation and amortization of $7.9 million and increased property and other taxes of $2.7 million both primarily due to higher levels of in-service assets, higher employee and administrative costs of $5.6 million, increased outside service costs of $3.0 million and decreased gains on the conveyances of mineral interests of $2.7 million. These variances were partially offset by $10.1 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and lower maintenance expenses of $2.4 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $15.9 million for the first quarter of 2016, an increase of $0.5 million from the same period in 2015.
Other Income (Deductions). Other income (deductions) in the first quarter of 2016 reduced income by $22.4 million compared to a reduction in income of $13.7 million in the same period in 2015. The variance was primarily due to an increase in interest expense of $8.7 million resulting from the issuance of long-term debt in May 2015, partially offset by an increase of $2.6 million in the equity portion of AFUDC.
Income Taxes. The effective income tax rates were 33.0% and 34.8% in the first quarter of 2016 and 2015, respectively. The change in the overall effective tax rates between 2016 and 2015 was primarily due to income before income tax attributable to noncontrolling interest following CPPL’s IPO that is not subject to an income tax provision, as well as the effects of tax credits, state income taxes, utility rate-making and other permanent book-to-tax differences.
Throughput. Throughput totaled 702.0 MMDth for the first quarter of 2016, compared to 648.1 MMDth for the same period in 2015. The increase of 53.9 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.

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
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments, costs associated with the Separation and costs associated with the Merger. We define Distributable Cash Flow as Adjusted EBITDA less interest expense, maintenance capital expenditures, gain on sale of assets, net cash paid for taxes, and distributions to public unitholders plus proceeds from the sale of assets, interest income, capital costs related to the Separation and any other known differences between cash and income.
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

	Three Months Ended March 31,
(in millions)	2016	2015
Net Income	$86.8	$97.1
Add:
Interest expense	29.4	—
Interest expense-affiliated	—	18.3
Income taxes	42.7	51.9
Depreciation and amortization	40.4	32.5
Separation costs(1)	17.6	—
Merger costs(2)	10.9	—
Distributions of earnings received from equity investees(3)	18.9	18.3
Less:
Equity earnings in unconsolidated affiliates(3)	15.9	15.4
Other, net(4)	7.0	4.6
Adjusted EBITDA	$223.8	$198.1
Less:
Adjusted EBITDA attributable to noncontrolling interest	18.4	9.7
Adjusted EBITDA attributable to CPG	$205.4	$188.4

Net Cash Flows from Operating Activities	$170.3	$163.8
Interest expense	29.4	—
Interest expense-affiliated	—	18.3
Current taxes	2.1	15.8
Gain on sale of assets	2.6	5.3
Other adjustments to operating cash flows	22.4	(8.5)
Changes in assets and liabilities	(3.0)	3.4
Adjusted EBITDA	$223.8	$198.1
Less:
Adjusted EBITDA attributable to noncontrolling interest	18.4	9.7
Adjusted EBITDA attributable to CPG	$205.4	$188.4

Adjusted EBITDA	$223.8	$198.1
Less:
Interest expense(5)	29.4	18.3
Maintenance capital expenditures(6)	19.5	18.5
Separation maintenance capital expenditures(7)	3.4	2.1
Gain on sale of assets(8)	2.6	5.3
Net cash paid for taxes(9)	2.1	15.8
Distributions to public unitholders(10)	9.7	—
Add:
Proceeds from sales of assets	—	10.2
Interest income(11)	0.9	—
Capital costs related to Separation(12)	3.4	2.1
Distributable Cash Flow	$161.4	$150.4
(1) Separation costs are operation and maintenance expenses related to the Separation that we consider to be unusual and not indicative of underlying trends.
(2) Merger costs are operation and maintenance expenses related to the Merger with TransCanada Corporation that we consider to be unusual and not indicative of underlying trends.
(3) These adjustments result in Adjusted EBITDA only including actual cash received from equity investees.
(4) Refer to Note 19, "Other, Net" in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

(5) Interest expense consists of interest expense and interest expense-affiliated, net of capitalized amounts.
(6) Maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets to replace or improve existing capital assets) made to maintain, over the long term, our operating capacity, system integrity and reliability. Examples of maintenance capital expenditures are expenditures to replace pipelines, to fund the acquisition of certain equipment, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.
(7) Separation maintenance capital expenditures primarily consists of IT assets transferred from NiSource which reside at CPGSC.
(8) Gain on sale of assets consists primarily of gains on conveyances of mineral rights positions.
(9) Net cash paid for taxes represents the current year payable portion of income tax expense.
(10) Distributions to public unitholders are cash distributions paid to CPPL's common unitholders, which represent the noncontrolling interest in Columbia OpCo.
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
We believe that cash on hand, cash generated from operations and availability under our credit facilities will be adequate to meet our operating needs, our debt service requirements, repayment of principal on our long-term debt and anticipated dividends to our stockholders. We believe that future internal growth projects will be funded primarily through borrowings under our credit facilities or through issuances of debt and equity securities.
The Merger, if completed, would constitute a change of control under the terms of the CPG and CPPL revolving credit facilities. Accordingly, in connection with the closing of the Merger, we expect the CPG and CPPL revolving credit facilities to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, “Basis of Accounting Presentation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the Merger.
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash (used for) from financing activities for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash from operating activities	$170.3	$163.8
Net cash used for investing activities	(392.6)	(852.8)
Net cash (used for) from financing activities	(67.7)	695.8
Operating Activities
Net cash from operating activities for the three months ended March 31, 2016 was $170.3 million, an increase of $6.5 million compared to the three months ended March 31, 2015. The increase in net cash from operating activities was primarily due to a decrease in income taxes as income received following CPPL’s IPO is not subject to income tax at the partnership level.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2016 was $392.6 million, a decrease of $460.2 million compared to the three months ended March 31, 2015. Capital expenditures for the three months ended March 31, 2016 were $388.9 million, compared to $163.9 million for the comparable period in 2015. This increase is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2016 capital expenditures to be approximately $1.6 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

There were no short-term lendings-affiliated for the three months ended March 31, 2016, compared to an outflow of $698.0 million for the comparable period in 2015. This change is due to the settlement of the NiSource money pool in connection with the Separation.
Contributions to equity investees increased $1.9 million primarily due to no contributions being made during the first quarter of 2015. During the three months ended March 31, 2016, we contributed $1.9 million to Millennium Pipeline to fund capital projects.
Financing Activities
Net cash used for financing activities for the three months ended March 31, 2016 was $67.7 million, a decrease of $763.5 million compared to the inflow of $695.8 million for the three months ended March 31, 2015. The decrease in net cash from financing activities was primarily due to prior year net proceeds of the CPPL IPO of $1,168.4 million offset by the $500.0 million reimbursement of preformation capital expenditures to NiSource. Additionally, CPG paid $61.2 million in dividends in the current year. Refer to Note 2, “CPPL Initial Public Offering” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.
Dividends.  We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our board of directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. We declared a quarterly cash dividend of $0.13375 per common share on March 22, 2016, payable on May 20, 2016, to stockholders at the close of business on April 29, 2016.
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
Registration Rights Agreement. In connection with the private placement of the Notes, CPG and the Guarantors entered into a Registration Rights Agreement with the Initial Purchasers named in the Registration Rights Agreement, pursuant to which CPG and the Guarantors agreed to file, and use their reasonable best efforts to cause to become effective, an exchange offer registration statement with the SEC and to consummate an exchange offer within 360 days after the date of issuance of the Notes pursuant to which holders of each series of the Notes can exchange the Notes issued in the offering for registered notes having the same terms as the Notes. On February 23, 2016, CPG filed an exchange offer registration statement with the SEC. The registration statement was declared effective as of April 14, 2016.
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
Obligations under the CPG revolving credit facility are unsecured. Loans under the CPG revolving credit facility will bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate of JPMorgan Chase Bank, N.A., or (c) the Eurodollar rate which is based on the LIBOR, plus 1.000 percent, each of which is subject to a margin that varies from 0.000 percent to 0.650 percent per annum, according to the credit rating of CPG, or (ii) the Eurodollar rate plus a margin that varies from 1.000 percent to 1.650 percent per annum, according to the credit rating of CPG. CPG’s revolving credit facility is subject to a facility fee that varies from 0.125 percent to 0.350 percent per annum, according to CPG’s credit rating.
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
The CPG revolving credit facility also contains certain financial covenants that require CPG to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for the period of four consecutive fiscal quarters (each, a "test period") ending after December 31, 2015 and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017, and during a Specified Acquisition Period (as defined in the CPG revolving credit facility), the leverage ratio may not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPG or any guarantor.
The Merger, if completed, would constitute a change of control under the terms of the CPG revolving credit facility. Accordingly, in connection with the closing of the Merger, we expect the CPG revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, “Basis of Accounting Presentation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

As of March 31, 2016, CPG was in compliance with these covenants. As of March 31, 2016, CPG had no outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility.
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
CPPL's revolving credit agreement also contains certain financial covenants that require CPPL to maintain a consolidated total leverage ratio that does not exceed (i) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (ii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in the CPPL revolving credit agreement), then the leverage ratio may not exceed 5.50 to 1.00.
A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPPL or any guarantor.
The Merger, if completed, would constitute a change of control under the terms of the CPPL revolving credit facility. Accordingly, in connection with the closing of the Merger, we expect the CPPL revolving credit facility to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced. See Note 1, “Basis of Accounting Presentation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the Merger.
As of March 31, 2016, CPPL was in compliance with these covenants. As of March 31, 2016, CPPL had $15.0 million in outstanding borrowings and issued no letters of credit under the revolving credit facility.
CPG Commercial Paper Program. On October 5, 2015, CPG established a commercial paper program (the “Program”) pursuant to which CPG may issue short-term promissory notes (the “Promissory Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. CEG, OpCo GP and Columbia OpCo have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

issuances of the Promissory Notes are expected to be used for general corporate purposes. CPG does not expect to issue Promissory Notes at any time in excess of amounts available under its revolving credit facility. As of March 31, 2016, CPG had no Promissory Notes outstanding under the Program.
Credit ratings. On May 4, 2015, CPG received initial credit ratings with a stable outlook from Standard & Poor's, Moody's and Fitch of BBB-, Baa2, and BBB-, respectively. Although all ratings are investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade. CPG is committed to maintaining its investment grade credit ratings.
On March 18, 2016, Standard & Poor's and Fitch modified the CPG outlook to Credit Watch Positive and Ratings Watch Positive, respectively. The changes in outlook were triggered by the announcement of the Merger.
CPG and its subsidiaries are not party to agreements that contain "ratings triggers" that require increased collateral if the credit ratings of CPG or certain of its subsidiaries are rated below a certain level. However, there are agreements that contain "adequate assurance" or "material adverse change" provisions that could necessitate additional credit support, such as letters of credit and cash collateral to transact business.
Contractual Obligations. There were no material changes recorded during the three months ended March 31, 2016 to our contractual obligations as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Other Information
Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2015 Form 10-K. There were no significant changes to critical accounting policies for the period ended March 31, 2016.
Recently Issued Accounting Pronouncements
Refer to Note 3, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Columbia Pipeline Group Inc.

Market Risk Disclosures

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Group, Inc.
Litigation Relating to the Merger
On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub and TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. CPG has not yet been served in connection with the Baldino action. The complaints allege that the Board members breached their fiduciary duties by, among other things, agreeing to the Merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The Vann complaint also alleges, among other things, that the TransCanada parties aided and abetted those purported breaches of duty by the Board. The complaints purport to seek injunctive and other relief preventing the completion of the Merger. On April 26, 2016, the defendants filed a motion to dismiss the Vann action. That motion remains pending. CPG believes that the allegations in these actions are without merit.

Please see Note 17 (“Other Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for more information regarding legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K.
Risks Relating to the Proposed Merger with TransCanada
The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse effect on us and our stock price.
As described in the following risk factor, we could experience certain consequences related to the termination of the Merger Agreement and failure to consummate the Merger. In addition, pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances a termination payment of $309 million will be payable by us to Parent. Further, upon termination of the Merger Agreement as a result of the failure to obtain the approval of our stockholders or certain other termination events as set forth in the Merger Agreement, we have agreed to reimburse Parent and its affiliates up to $40 million in respect of its documented out-of-pocket transaction-related expenses. There can be no assurance that approval of our stockholders will be obtained or that the Merger Agreement will not otherwise be terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact our results of operations, financial condition and cash flows and such impact will be over and above the consequences described below related to the failure to consummate the Merger.
The proposed Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on us and our stock price.
The proposed Merger is subject to various closing conditions such as the approval of our stockholders as discussed above, antitrust approval in the US, and clearance of the Merger (to the extent described in the Merger Agreement) by the Committee on Foreign Investment in the United States (CFIUS), among other customary closing conditions. It is possible that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub and TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. The complaints allege that the Board members breached their fiduciary duties by, among other things, agreeing to the Merger following an inadequate sale process and at an unfair price, and

ITEM 1A. RISK FACTORS (continued)
Columbia Pipeline Group, Inc.

because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The Vann complaint also alleges, among other things, that the TransCanada parties aided and abetted those purported breaches of duty by the Board. The complaints purport to seek injunctive and other equitable relief preventing the completion of the Merger. In addition, other lawsuits may be brought against us related to the proposed Merger. If these actions or similar actions that may be brought are successful, the Merger could be delayed or prevented.
If the Merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price may reflect an assumption that the Merger will be consummated at the per share merger consideration of $25.50 in cash specified in the Merger Agreement. Investor confidence could also decline. Further, we have expended, and continue to expend, significant management resources in an effort to complete the Merger. We also are, and will become, obligated to pay certain professional fees and related expenses in connection with the negotiation of the Merger Agreement and performance thereunder, whether or not the Merger is completed, and these expenses will impact our results of operations. If the Merger is not completed, we will have incurred these costs, including the diversion of management resources, for which we will have received little or no benefit.
Further, any delay in closing or a failure to close the Merger could exacerbate any negative impact on our business and our relationships with our customers, suppliers, joint venture partners, other parties with which we maintain business relationships, or employees as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans.
Our management’s attention from our ongoing business operations may be disrupted due to the proposed Merger.
We have expended, and continue to expend, significant management resources in an effort to complete the Merger. Management's attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in our efforts to complete the Merger. This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.
The announcement of the proposed Merger could disrupt our relationships with our customers, suppliers, joint venture partners and others, as well as our operating results and business generally.
Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the announcement of the Merger on our business include the following:

•	our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;

•
customers, suppliers, joint venture partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

•
we have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger; these costs will impact our results of operations regardless of whether or not the Merger is consummated.

Further, the Merger Agreement restricts us from taking certain actions without Parent’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits or outside certain agreed circumstances, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.
In addition to the foregoing, the amount of the per share merger consideration to be paid in cash pursuant to the Merger Agreement is fixed and will not be increased for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operation or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. Therefore, the market value of our common stock may vary significantly from the value on the date the Merger Agreement was executed or at other later dates.

Columbia Pipeline Group, Inc.

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

(3.2)
Second Amended and Restated Bylaws of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Columbia Pipeline Group, Inc. Current Report on Form 8-K (File No. 001-36838) filed on February 2, 2016).

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

Columbia Pipeline Group, Inc.
(Registrant)

Date:	May 3, 2016	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)