Form 10-Q
period 2016-06-30
Columbia Pipeline Group, Inc.
filed 2016-08-02
CIK 1629995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes☐    No ☑*
*On July 1, 2016, Columbia Pipeline Group, Inc. merged with and into Taurus Merger Sub Inc. with Columbia Pipeline Group, Inc. surviving the merger as an indirect, wholly owned subsidiary of TransCanada Corporation.
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
Yes ☐    No ☑
At July 26, 2016, there is no market for CPGX shares of common stock.

COLUMBIA PIPELINE GROUP, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2016

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

NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
OCI	Other Comprehensive Income (Loss)
ppb	Parts per billion
SEC	Securities and Exchange Commission
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$374.5	$930.9
Accounts receivable (less reserve of $0.3 and $0.6, respectively)	163.8	152.4
Materials and supplies, at average cost	26.5	32.8
Exchange gas receivable	11.5	19.0
Deferred property taxes	36.4	52.0
Prepayments and other	45.6	48.5
Total Current Assets	658.3	1,235.6
Investments
Unconsolidated affiliates	441.3	438.1
Other investments	14.0	13.8
Total Investments	455.3	451.9
Property, Plant and Equipment
Property, plant and equipment	9,805.0	9,052.3
Accumulated depreciation and amortization	(3,057.9)	(2,988.6)
Net Property, Plant and Equipment	6,747.1	6,063.7
Other Noncurrent Assets
Regulatory assets	183.1	177.7
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	120.4	115.7
Deferred charges and other	11.3	15.5
Total Other Noncurrent Assets	2,290.3	2,284.4
Total Assets	$10,151.0	$10,035.6

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$—	$15.0
Accounts payable	118.8	56.8
Dividends payable	55.6	—
Customer deposits	15.4	17.9
Taxes accrued	89.0	106.0
Interest accrued	9.5	9.5
Exchange gas payable	11.7	18.6
Deferred revenue	6.6	15.0
Accrued capital expenditures	134.5	100.1
Accrued compensation and related costs	35.4	51.9
Other accruals	120.9	70.0
Total Current Liabilities	597.4	460.8
Noncurrent Liabilities
Long-term debt	2,726.7	2,725.6
Deferred income taxes	1,419.0	1,348.1
Accrued liability for postretirement and postemployment benefits	40.6	49.4
Regulatory liabilities	295.9	321.6
Asset retirement obligations	24.3	25.7
Other noncurrent liabilities	75.3	91.4
Total Noncurrent Liabilities	4,581.8	4,561.8
Total Liabilities	5,179.2	5,022.6
Commitments and Contingencies (Refer to Note 17)
Equity
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 400,656,369 and 399,841,350 shares outstanding, respectively	4.0	4.0
Additional paid-in capital	4,041.8	4,032.7
(Accumulated deficit) Retained earnings	(2.6)	46.9
Treasury stock	(6.2)	—
Accumulated other comprehensive loss	(26.2)	(27.0)
Total CPG Equity	4,010.8	4,056.6
Noncontrolling Interest	961.0	956.4
Total Equity	4,971.8	5,013.0
Total Liabilities and Equity	$10,151.0	$10,035.6
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$259.4	$237.8	$567.9	$486.2
Transportation revenues-affiliated	—	18.5	—	47.5
Storage revenues	48.9	36.2	98.8	72.8
Storage revenues-affiliated	—	12.9	—	26.2
Other revenues	5.6	10.7	11.7	23.4
Total Operating Revenues	313.9	316.1	678.4	656.1
Operating Expenses
Operation and maintenance	179.9	151.1	349.0	269.5
Operation and maintenance-affiliated	—	24.9	—	52.9
Depreciation and amortization	41.2	33.9	81.6	66.4
Gain on sale of assets and impairment, net	(3.4)	(6.5)	(6.0)	(11.8)
Property and other taxes	21.0	19.1	42.8	38.2
Total Operating Expenses	238.7	222.5	467.4	415.2
Equity Earnings in Unconsolidated Affiliates	16.3	13.7	32.2	29.1
Operating Income	91.5	107.3	243.2	270.0
Other Income (Deductions)
Interest expense	(30.6)	(12.9)	(60.0)	(12.9)
Interest expense-affiliated	—	(11.0)	—	(29.3)
Other, net	9.8	5.3	16.8	9.9
Total Other Deductions, net	(20.8)	(18.6)	(43.2)	(32.3)
Income from Continuing Operations before Income Taxes	70.7	88.7	200.0	237.7
Income Taxes	22.1	28.6	64.8	80.5
Income from Continuing Operations	48.6	60.1	135.2	157.2
Income (Loss) from Discontinued Operations-net of taxes	—	(0.3)	0.2	(0.3)
Net Income	48.6	59.8	135.4	156.9
Less: Net income attributable to noncontrolling interest	9.7	9.0	24.3	16.1
Net income attributable to CPG	$38.9	$50.8	$111.1	$140.8
Amounts attributable to CPG:
Income from continuing operations	$38.9	$51.1	$110.9	$141.1
Income (loss) from discontinued operations-net of taxes	—	(0.3)	0.2	(0.3)
Net income attributable to CPG	$38.9	$50.8	$111.1	$140.8
Basic Earnings Per Share
Continuing operations	$0.10	$0.16	$0.28	$0.44
Discontinued operations	—	—	—	—
Basic Earnings Per Share	$0.10	$0.16	$0.28	$0.44
Diluted Earnings Per Share
Continuing operations	$0.10	$0.16	$0.28	$0.44
Discontinued operations	—	—	—	—
Diluted Earnings Per Share	$0.10	$0.16	$0.28	$0.44
Basic Average Common Shares Outstanding	400.6	317.6	400.4	317.6
Diluted Average Common Shares	401.5	317.6	401.1	317.6
Dividends Declared Per Common Share	$0.14	$—	$0.40	$—
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2016	2015	2016	2015
Net Income	$48.6	$59.8	$135.4	$156.9
Other comprehensive income
Net unrealized gain on cash flow hedges(1)	0.3	0.3	0.7	0.5
Unrecognized pension and OPEB benefit(2)(3)	0.1	0.3	0.2	7.3
Total other comprehensive income	0.4	0.6	0.9	7.8
Total Comprehensive Income	49.0	60.4	136.3	164.7
Less: Comprehensive Income-noncontrolling interest	9.7	9.0	24.4	16.1
Comprehensive Income-controlling interests	$39.3	$51.4	$111.9	$148.6
(1) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.1 million and $0.2 million tax expense for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million tax expense for the six months ended June 30, 2016 and 2015.
(2) Unrecognized pension and other postretirement benefit (“OPEB”) benefits, net of zero tax expense for the three months ended June 30, 2016 and 2015, and $0.1 million and zero tax expense for the six months ended June 30, 2016 and 2015, respectively.
(3) Unrecognized pension and OPEB benefits are primarily related to pension and OPEB remeasurements recorded during 2016 and 2015.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2016	2015
Operating Activities
Net Income	$135.4	$156.9
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	81.6	66.4
Deferred income taxes and investment tax credits	61.7	31.9
Deferred revenue	(2.4)	(0.1)
Equity-based compensation expense and profit sharing contribution	10.5	3.9
Gain on sale of assets and impairment, net	(6.0)	(11.8)
Equity earnings in unconsolidated affiliates	(32.2)	(29.1)
(Income) loss from discontinued operations-net of taxes	(0.2)	0.3
Amortization of debt related costs	4.0	0.6
AFUDC equity	(15.9)	(8.5)
Distributions of earnings received from equity investees	31.1	27.9
Changes in Assets and Liabilities:
Accounts receivable	(5.3)	13.9
Accounts receivable-affiliated	—	1.7
Accounts payable	9.5	2.3
Accounts payable-affiliated	—	(26.9)
Customer deposits	(2.5)	1.0
Taxes accrued	(20.3)	(0.4)
Exchange gas receivable/payable	0.6	0.2
Other accruals	20.3	13.5
Prepayments and other current assets	24.9	7.8
Regulatory assets/liabilities	(0.7)	25.5
Postretirement and postemployment benefits	(8.2)	(15.5)
Deferred charges and other noncurrent assets	(2.7)	(2.2)
Other noncurrent liabilities	(14.7)	7.6
Net Operating Activities from Continuing Operations	268.5	266.9
Net Operating Activities from (used for) Discontinued Operations	0.3	(0.1)
Net Cash Flows from Operating Activities	268.8	266.8
Investing Activities
Capital expenditures	(673.8)	(470.2)
Insurance recoveries	—	2.1
Change in short-term lendings-affiliated	—	(500.2)
Proceeds from disposition of assets	0.1	17.3
Contributions to equity investees	(1.9)	—
Distributions from equity investees	0.8	2.2
Other investing activities	(3.7)	(17.0)
Net Cash Flows used for Investing Activities	(678.5)	(965.8)
Financing Activities
Change in short-term borrowings	(15.0)	20.0
Change in short-term borrowings-affiliated	—	466.3
Issuance of long-term debt	—	2,745.9
Debt related costs	(0.7)	(22.5)
Issuance of long-term debt-affiliated	—	1,217.3
Payments of long-term debt-affiliated, including current portion	—	(2,806.0)
Proceeds from the issuance of common units, net of offering costs	—	1,168.4
Distribution of IPO proceeds to parent	—	(500.0)
Distribution to parent	—	(1,450.0)
Distribution to noncontrolling interest	(19.8)	(4.9)
Acquisition of treasury stock	(6.2)	—
Dividends paid - common stock	(105.0)	—
Transfer from parent	—	0.8
Net Cash Flows (used for) from Financing Activities	(146.7)	835.3
Change in cash and cash equivalents	(556.4)	136.3
Cash and cash equivalents at beginning of period	930.9	0.5
Cash and Cash Equivalents at End of Period	$374.5	$136.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of January 1, 2016	$4.0	$—	$4,032.7	$46.9	$(27.0)	$956.4	$5,013.0
Net Income	—	—	—	111.1	—	24.3	135.4
Other comprehensive income, net of tax	—	—	—	—	0.8	0.1	0.9
Common stock dividends	—	—	—	(160.6)	—	—	(160.6)
Treasury stock acquired	—	(6.2)	—	—	—	—	(6.2)
Distributions to noncontrolling interest	—	—	—	—	—	(19.8)	(19.8)
Long-term incentive plan	—	—	9.1	—	—	—	9.1
Balance as of June 30, 2016	$4.0	$(6.2)	$4,041.8	$(2.6)	$(26.2)	$961.0	$4,971.8

(in millions)	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of January 1, 2015	$4,210.8	$(34.5)	$—	$4,176.3
Net Income	140.8	—	16.1	156.9
Other comprehensive income, net of tax	—	7.8	—	7.8
Allocation of AOCI to noncontrolling interest	—	2.2	(2.2)	—
Issuance of common units of CPPL	—	—	1,168.4	1,168.4
Distribution of IPO proceeds to NiSource	(500.0)	—	—	(500.0)
Distribution to parent	(1,450.0)	—	—	(1,450.0)
Sale of interest in Columbia OpCo to CPPL(1)	227.1	—	(227.1)	—
Distribution to noncontrolling interest	—	—	(4.9)	(4.9)
Net transfers from NiSource	6.3	—	—	6.3
Balance as of June 30, 2015	$2,635.0	$(24.5)	$950.3	$3,560.8
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Columbia Pipeline Group, Inc. ("CPG") is a growth-oriented Delaware corporation formed on September 26, 2014 to own, operate and develop a portfolio of pipelines, storage and related midstream assets. CPG owns and operates, through its subsidiaries, approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation's largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. CPG indirectly owns the general partner of CPPL and all of CPPL's subordinated units and incentive distribution rights. CPG did not have any material assets or liabilities as a separate corporate entity until the contribution of CEG from NiSource on February 11, 2015. As a result of this contribution, the financial statements for periods as of and subsequent to September 26, 2014 reflect the consolidated financial position, results of operations and cash flows for CPG.
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
Separation. On June 2, 2015, NiSource announced that its board of directors approved the separation of CPG from NiSource (the "Separation") through the distribution of CPG common stock to holders of NiSource common stock as of June 19, 2015 (the "Record Date"). On July 1, 2015, NiSource distributed, pursuant to an effective registration statement on Form 10, 317.6 million shares, one share of CPG common stock for every one share of NiSource common stock held by NiSource stockholders on the Record Date. As of July 1, 2015, CPG was an independent, publicly traded company, and NiSource did not retain any ownership interest in CPG. CPG's common stock began trading "regular-way" under the ticker symbol "CPGX" on the NYSE on July 2, 2015. In connection with the Separation, CPG completed the following transactions:

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
Agreements with NiSource following the Separation. CPG entered into the Separation and Distribution Agreement and several other agreements with NiSource to effect the Separation and provide a framework for CPG's relationship with NiSource, and its subsidiaries, after the Separation. The Separation and Distribution Agreement contains many of the key provisions related to CPG's separation from NiSource and the distribution of CPG's shares of common stock to NiSource's stockholders, including cross-indemnities between CPG and NiSource. In general, NiSource has agreed to indemnify CPG for any liabilities relating to NiSource's business and CPG has agreed to indemnify NiSource for any liabilities relating to CPG's business. In addition to the Separation and Distribution Agreement, CPG entered into the following agreements with NiSource related to the Separation:

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

Merger. On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the "Merger Agreement"), among CPG, TransCanada PipeLines Limited, a Canadian corporation ("Parent"), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent ("US Parent"), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of US Parent ("Merger Sub"), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent ("TransCanada"). Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the "Merger") with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
On July 1, 2016, TransCanada closed the acquisition of CPG valued at $13.0 billion, comprised of a purchase price of approximately $10.3 billion and CPG debt of approximately $2.7 billion. CPG became an indirect, wholly owned subsidiary of TransCanada as a result of the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of CPG common stock, par value $0.01 per share, was canceled and converted into the right to receive $25.50 per share in cash, without interest. Upon completion of the transaction, TransCanada owns the general partner of CPPL, all of CPPL’s incentive distribution rights and all of CPPL's subordinated units, which represent a 46.5% limited partnership interest in CPPL. As a result, CPPL is now effectively managed by TransCanada.
For the three and six months ended June 30, 2016, CPG incurred Merger transaction costs of $12.3 million and $23.2 million, respectively, including legal, advisory and other related fees. These costs are included in "Operation and maintenance" on the Condensed Statements of Consolidated Operations (unaudited). As the Merger was not consummated until July 1, 2016, no adjustments have been made to the Condensed Consolidated Financial Statements (unaudited). Subsequent to June 30, 2016, approximately $100 million of employee related costs were accrued upon consummation of the Merger.
CPG has suspended its obligation to file periodic reports with the SEC on account of its common stock as a result of the Merger, but will continue to have reporting obligations with respect to its senior notes. Refer to Note 7, "Long-Term Debt" for additional information on CPG's senior notes.
The Condensed Consolidated Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although CPG believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2015 (the "2015 Form 10-K"). These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present CPG's results of operations and financial position. Amounts reported in the Condensed Statements of Consolidated Operations (unaudited) are not necessarily indicative of amounts expected for the respective annual periods.
CPG's accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with GAAP on the basis of NiSource's historical ownership of CPG's assets and its operations. These financial statements include the accounts of the following subsidiaries: Columbia Gas Transmission, Columbia Gulf, Columbia Midstream, CEVCO, CNS Microwave, Crossroads, CPGSC, CEG, Columbia Remainder Corporation, CPP GP LLC, CPPL, OpCo GP, Columbia OpCo and CPG. All intercompany transactions and balances have been eliminated. Also included in the Condensed Consolidated Financial Statements (unaudited) are equity method investments Hardy Storage, Millennium Pipeline and Pennant.
2.    CPPL Initial Public Offering
On December 5, 2007, NiSource formed CPPL (NYSE: CPPL) to own, operate and develop a portfolio of pipelines, storage and related assets.
On February 11, 2015, CPPL completed its offering of 53.8 million common units representing limited partner interests, constituting 53.5% of CPPL's outstanding limited partner interests. CPPL received $1,168.4 million of net proceeds from IPO. CPG owns the general partner of CPPL and all of CPPL's subordinated units and incentive distribution rights. The assets of CPPL consist of a 15.7% limited partner interest in Columbia OpCo, which prior to the Separation, consisted of substantially all of NiSource's Columbia Pipeline Group Operations segment. The operations of CPPL are consolidated in CPG's results. As of June 30, 2016, the portion of CPPL owned by the public is reflected as a noncontrolling interest in the Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below summarizes the effects of changes in CPG’s ownership interest in Columbia OpCo on equity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income attributable to CPG	$38.9	$50.8	$111.1	$140.8
Increase in CPG's net parent investment for the sale of 8.4% of Columbia OpCo	—	—	—	227.1
Change from net income attributable to CPG and transfers to noncontrolling interest	$38.9	$50.8	$111.1	$367.9
3.    Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to extend the adoption date for ASU 2014-09 to periods beginning after December 15, 2017, including interim periods, and the new standard is to be applied retrospectively, with early adoption permitted on the original effective date of ASU 2014-09 on a limited basis. In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, which contains narrow scope improvements for certain aspects of ASU 2014-09 including collectability, presentation of sales tax and other similar taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition and transition technical correction. CPG is currently evaluating the impact the adoption of ASU 2014-09, and the related ASUs, will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. CPG is required to adopt ASU 2016-09 for periods beginning after December 15, 2016, including interim periods, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2016-09 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
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
The calculation of diluted average common shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Basic average common shares outstanding	400.6	317.6	400.4	317.6
Dilutive potential common shares:
Shares restricted under stock plans	0.9	—	0.7	—
Diluted average common shares	401.5	317.6	401.1	317.6
Dividends. CPG paid a dividend of $0.13375 per share to stockholders on May 20, 2016. On May 10, 2016, CPG declared a dividend of $0.13875 per share to stockholders of record at July 29, 2016, payable August 19, 2016. As a result of the Merger, this dividend was canceled.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.    Transactions with Affiliates
Prior to the Separation, CPG engaged in transactions with subsidiaries of NiSource, which at that time were deemed to be affiliates of CPG. The Separation occurred on July 1, 2015 and for periods after this date CPG and the subsidiaries of NiSource are no longer affiliates. Transactions with affiliates prior to the Separation are summarized below:
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Transportation revenues	$—	$18.5	$—	$47.5
Storage revenues	—	12.9	—	26.2
Other revenues	—	0.1	—	0.2
Operation and maintenance expense	—	24.9	—	52.9
Interest expense	—	11.0	—	29.3
Interest income	—	3.4	—	4.4
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
Interest Expense and Income. Prior to the private placement of senior notes on May 22, 2015, CPG paid NiSource interest for intercompany long-term debt outstanding. For the three months ended June 30, 2015, CPG was charged interest for long-term debt of $12.0 million, offset by associated AFUDC of $1.4 million. For the six months ended June 30, 2015, CPG was charged interest for long-term debt of $31.0 million, offset by associated AFUDC of $2.4 million.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the closing date of CPPL's IPO. Following the Separation, the agreement is with CPG. The money pool is available for Columbia OpCo and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL's IPO, the subsidiaries of CPG participated in a similar money pool agreement with NiSource Finance. Prior to the Separation, NiSource Corporate Services administered the money pools. Prior to the Separation, the cash accounts maintained by the subsidiaries of Columbia OpCo and CPG were swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. The amount of interest expense and income for short-term borrowings was determined by the net position of each subsidiary in the money pool. Subsequent to the Separation, the intercompany money pool balances and related interest expense and income are eliminated as intercompany activity. The money pool weighted-average interest rate at June 30, 2015 was 1.21%. For the three months ended June 30, 2015, the interest expense for short-term borrowings charged was $0.4 million. For the six months ended June 30, 2015, the interest expense for short-term borrowings charged was $0.7 million.
Dividends to NiSource. During the six months ended June 30, 2015, CPG distributed $500.0 million of the proceeds from CPPL's IPO to NiSource as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo and $1,450.0 million of proceeds related to the issuance of senior notes in May 2015. There were no restrictions on the payment by CPG of dividends to NiSource.

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
As of June 30, 2016 and December 31, 2015, CPG had no outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility, respectively. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated.
CPG-TransCanada Pipeline USA Ltd. Revolving Credit Facility. Subsequent to the completion of the Merger, CPG entered into a $2,000.0 million revolving credit facility with US Parent. The revolving credit facility became effective as of July 1, 2016, with no termination date. The revolving credit facility will be available for general corporate purposes, including capital expenditures.
Loans under the revolving credit facility will bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate as defined by Bloomberg Professional Service or (c) the Eurodollar rate which is based on the one month LIBOR, plus 1.000 percent, each of which is subject to a margin of 0.250 percent per annum, or (ii) the Eurodollar rate plus a margin of 1.250 percent per annum.
CPPL Revolving Credit Facility. As of December 31, 2015, CPPL had $15.0 million in outstanding borrowings, with a weighted average interest rate of 1.28%, and issued no letters of credit under the revolving credit facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. As a result, CPPL accelerated the amortization of $1.4 million of deferred costs associated with the revolving credit facility, which are included in interest expense for the three and six months ended June 30, 2016.
CPG Commercial Paper Program. CPG's commercial paper program (the "Program") had a Program limit of up to $1,000.0 million. CEG, OpCo GP and Columbia OpCo each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. As of December 31, 2015, CPG had no promissory notes outstanding under the Program. On June 30, 2016, in anticipation of the Merger, the Program was terminated. CPG had no promissory notes outstanding under the Program at the time of termination.
Given their maturity and turnover is less than 90 days, cash flows related to the borrowings and repayments of the CPG and CPPL revolving credit facilities and the Program are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).
7.    Long-Term Debt
Senior notes issuance. On May 22, 2015, CPG issued its private placement of $2,750.0 million in aggregated principal amount of its senior notes, comprised of $500.0 million of 2.45% senior notes due 2018 (the "2018 Notes"), $750.0 million of 3.30% senior notes due 2020 (the "2020 Notes"), $1,000.0 million of 4.50% senior notes due 2025 (the "2025 Notes") and $500.0 million of 5.80% senior notes due 2045 (the "2045 Notes" and, together with the 2018 Notes, 2020 Notes and 2025 Notes, the "Notes").
The initial guarantors are three subsidiaries of CPG, CEG, Columbia OpCo and OpCo GP (the "Guarantors"). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Guarantors. Each guarantee of CPG's obligations under the Notes is a direct, unsecured and unsubordinated obligation of the applicable Guarantor and has the same ranking with respect to indebtedness of that Guarantor as the Notes have with respect to CPG's indebtedness. The guarantees of any Guarantor may be released under certain circumstances.
The Notes and the guarantees are (a) unsecured, (b) effectively junior in right of payment to any future secured indebtedness of CPG and the Guarantors, (c) equal in right of payment with any existing and future unsubordinated indebtedness of CPG and the Guarantors and (d) senior in right of payment to any future subordinated indebtedness of CPG and the Guarantors.
The 2018 Notes will mature on June 1, 2018, the 2020 Notes will mature on June 1, 2020, the 2025 Notes will mature on June 1, 2025 and the 2045 Notes will mature on June 1, 2045. Interest on the Notes of each series will be payable semi-annually in arrears on June 1 and December 1.
On February 23, 2016, CPG filed an exchange offer registration statement with the SEC. The registration statement was declared effective as of April 14, 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.    Gain on Sale of Assets
CPG recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended June 30, 2016 and 2015, gains on conveyances amounted to $3.4 million and $8.3 million, respectively, and are included in "Gain on sale of assets and impairment, net" on the Condensed Statements of Consolidated Operations (unaudited). For the six months ended June 30, 2016 and 2015, gains on conveyances amounted to $6.0 million and $13.6 million, respectively, and are included in "Gain on sale of assets and impairment, net" on the Condensed Statements of Consolidated Operations (unaudited). As of June 30, 2016 and December 31, 2015, deferred gains of approximately $2.0 million and $8.1 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
9.    Goodwill
CPG tests its goodwill for impairment annually as of May 1 unless indicators, events or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage. All of CPG's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to CPG prior to the Separation. CPG’s goodwill assets at June 30, 2016 were $1,975.5 million.
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
CPG applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2016. For the current year test, CPG assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its base line May 1, 2012 step 1 fair value measurement. The recent Merger Agreement and proposed acquisition price were incorporated into the current year testing. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
CPG considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. In consideration of all relevant factors, there were no indicators that would require a subsequent goodwill impairment test during the second quarter of 2016.
10.    Asset Retirement Obligations
Changes in CPG's liability for asset retirement obligations for the six months ended June 30, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$25.7	$23.2
Accretion expense	0.5	0.6
Additions	—	0.4
Settlements	—	—
Change in estimated cash flows	(1.9)	—
Balance as of June 30,	$24.3	$24.2
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
11.    Regulatory Matters
Columbia Gas Transmission Customer Settlement. In November 2015, Columbia Gas Transmission commenced the fourth year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $300 million in modernization investments into service during the year. Recovery of the revenue requirement on approximately $320 million of investments made in 2015 began on February 1, 2016.
In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC's approval of the customer agreement in March 2016. This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
Columbia Gulf. On January 21, 2016, the FERC issued an Order (the "January 21 Order") initiating an investigation pursuant to Section 5 of the NGA to determine whether Columbia Gulf's existing rates for jurisdictional services are unjust and unreasonable. Columbia Gulf filed a cost and revenue study with the FERC on April 5, 2016, as required by the January 21 Order. The January 21 Order directed that a hearing be conducted pursuant to an accelerated timeline and that an initial decision be issued by February 28, 2017. On June 13, 2016, the FERC trial staff, Columbia Gulf, and all of the active parties filed a Joint Motion to Suspend the Procedural Schedule and Waive Answer Period (the "Motion"). The Motion represents that the parties unanimously support the Motion and requested waiver of the answer period, which was granted. The parties reached an agreement in principle during a June 2, 2016 settlement conference that would fully resolve all matters set for hearing by the FERC. The Motion represents that the parties expect to file an offer of settlement memorializing the agreement in principle no later than July 29, 2016, and suspension of the procedural schedule will promote an efficient and speedy resolution of this matter by allowing the participants to focus their efforts on drafting the necessary settlement documents. Columbia Gulf filed the offer of settlement with the FERC in accordance with the agreement noted above.
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
12.    Equity Method Investments
Certain investments of CPG are accounted for under the equity method of accounting. These investments are recorded within "Unconsolidated affiliates" on the Condensed Consolidated Balance Sheets (unaudited) and CPG's portion of the results is reflected in "Equity Earnings in Unconsolidated Affiliates" on the Condensed Statements of Consolidated Operations (unaudited). These investments are integral to CPG's business. Contributions are made to these equity investees to fund CPG's share of capital projects.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table contains contribution and distribution data representing CPG's portion based on CPG's ownership percentage of each investment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Millennium Pipeline
Contributions to Millennium Pipeline	$—	$—	$1.9	$—
Distributions of earnings from Millennium Pipeline	8.6	7.6	23.8	24.2
Hardy Storage
Contributions to Hardy Storage	—	—	—	—
Distributions of earnings from Hardy Storage	0.7	0.5	1.4	1.0
Pennant
Contributions to Pennant	—	—	—	—
Distributions of earnings from Pennant	3.0	1.5	6.0	2.7
Return of capital from Pennant	0.6	0.9	0.8	2.2
13.    Income Taxes
CPG's interim effective tax rates reflect the estimated annual effective tax rates for 2016 and 2015, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2016 and 2015 were 31.3% and 32.2%, respectively. The effective tax rates for the six months ended June 30, 2016 and 2015 were 32.4% and 33.9%, respectively. The effective tax rates for 2016 and 2015 differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences and income received following CPPL's IPO that is not subject to income tax at the partnership level. The effective tax rate is impacted by CPPL's IPO, which modified the ownership structure and now reflects CPPL earnings for which the noncontrolling public limited partners are directly responsible for the related income taxes. CPG consolidates the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings but excludes the related tax provision.
14.    Pension and Other Postretirement Benefits
CPG provides defined contribution plans and noncontributory defined benefit retirement plans that cover its employees. Benefits under the defined benefit retirement plans reflect the employees' compensation, years of service and age at retirement. Additionally, CPG provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for CPG. The expected cost of such benefits is accrued during the employees' years of service. Current rates charged to customers of CPG include postretirement benefit costs. Cash contributions are remitted to trusts, including a grantor trust used to fund benefits of the CPG non-qualified defined benefit plan.
Prior to the Separation, CPG was a participant in the consolidated NiSource defined benefit retirement plans and was allocated a ratable portion of NiSource's trusts for the plans in which its employees and retirees participated. As a result, CPG followed multiple employer accounting under the provisions of GAAP. CPG continues to follow multiple employer accounting following the Separation.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the components of CPG's net periodic benefits cost for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.6	$1.4	$0.3	$0.3
Interest cost	3.9	3.5	1.1	1.1
Expected return on assets	(6.6)	(7.0)	(4.1)	(4.6)
Amortization of prior service credit	(0.3)	(0.3)	(0.1)	(0.1)
Recognized actuarial loss	3.1	2.3	0.1	—
Total Net Periodic Benefit Cost (Income)	$1.7	$(0.1)	$(2.7)	$(3.3)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$3.2	$2.7	$0.5	$0.6
Interest cost	7.8	7.0	2.3	2.3
Expected return on assets	(13.3)	(14.0)	(8.1)	(9.2)
Amortization of prior service credit	(0.6)	(0.6)	(0.3)	(0.3)
Recognized actuarial loss	6.2	4.7	0.1	—
Total Net Periodic Benefit Cost (Income)	$3.3	$(0.2)	$(5.5)	$(6.6)
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
Long-term debt. The fair value of these securities is estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the six months ended June 30, 2016 and for the year ended December 31, 2015, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2016(1)	Estimated Fair Value as of June 30, 2016	Carrying Amount as of December 31, 2015(1)	Estimated Fair Value as of December 31, 2015
Long-term debt	$2,750.0	$2,784.8	$2,750.0	$2,592.1
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
Prior to the Separation, CPG employees participated in NiSource's Omnibus Incentive Plan (the "NiSource Plan") and had outstanding awards under the NiSource Director Stock Incentive Plan ("NiSource Director Plan"), which was terminated in 2010. Upon the Separation, outstanding CPG employee restricted stock units, performance units and non-employee director awards previously issued under the NiSource Plan and NiSource Director Plan were adjusted and converted into new CPG share-based awards under the Columbia Pipeline Group, Inc. 2015 Omnibus Incentive Plan (the "Omnibus Plan") using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the Separation. The performance targets applicable to the performance units were frozen at the levels achieved as of the Separation and pro-rated to reflect the proportion of the service period completed. Under the Omnibus Plan, these awards represent restricted stock units with no performance contingencies. All adjusted awards retained the vesting schedule of the original awards.
The Omnibus Plan term began on the effective date of the Separation. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of CPG available for awards is 8,000,000. At June 30, 2016, there were 4,262,793 shares reserved for future awards under the Omnibus Plan.
CPG recognized stock-based employee compensation expense of $3.8 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, as well as related tax benefits of $1.3 million and $0.5 million, respectively. For the six months ended June 30, 2016 and 2015, CPG recognized stock-based employee compensation expense of $7.6 million and $3.0 million, respectively, as well as related tax benefits of $2.7 million and $1.1 million, respectively.
As of June 30, 2016, the total remaining unrecognized compensation cost related to nonvested awards amounted to $29.2 million.
Restricted Stock Units and Restricted Stock. During the six months ended June 30, 2016, CPG granted 12,144 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair-value of the shares of restricted stock units and shares of restricted stock was $0.2 million, based on the average market price of CPG's common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of June 30, 2016, 1,356,774 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the six months ended June 30, 2016, CPG granted 955,848 performance shares, subject to performance and service conditions. The grant date fair-value of the awards was $17.0 million, based on the average market price of CPG's common stock at the date of grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of relative total shareholder return, Adjusted EBITDA and CPPL Distributable Cash Flow. Relative total shareholder return is a non-GAAP market measure that CPG defines as the annualized growth in the dividends and share price of a share of CPG's common stock (calculated using a 20 trading day average of CPG's closing price, over a period beginning January 1, 2016 and ending on December 31, 2018) compared to the total shareholder return performance of a predetermined peer group of companies. Adjusted EBITDA is a non-GAAP performance measure that CPG defines as net income before interest expense, income taxes, and depreciation and amortization, plus distributions of earnings received from equity investees, less equity earnings in unconsolidated affiliates and other, net. In addition, to the extent transactions occur that are considered unusual, infrequent or not representative of underlying trends, we will remove the effect of these items from Adjusted EBITDA. Examples of these transactions include impairments, costs associated with the Separation and costs associated with the Merger. CPPL Distributable Cash Flow is a non-GAAP performance measure that CPG defines as Adjusted EBITDA less interest expense, maintenance capital expenditures, gain on sale of assets and distributable cash flow attributable to noncontrolling interest plus proceeds from the sale of assets, interest income, capital costs related to the Separation and any other known differences between cash and income. The service conditions lapse on February 28, 2019 when the shares vest provided the performance criteria are satisfied. As of June 30, 2016, 1,117,352 nonvested performance shares were granted and outstanding.
Non-employee Director Awards. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director's election to defer receipt of such restricted stock unit award. The non-employee director's restricted stock units vest on the first anniversary of the grant thereof subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director's election to defer. As of June 30, 2016, a total of 66,281 units are outstanding to non-employee directors under the Omnibus Plan.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Fully vested restricted stock units that remained outstanding under the NiSource Plan and NiSource Director Plan as of the Separation date were converted into CPG awards. All such awards shall be distributed to the directors upon their separation from CPG's board of directors or such later date as elected. As of June 30, 2016, 238,486 restricted stock units remain outstanding.
401(k) Match, Profit Sharing and Company Contribution. CPG has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant's contributions. CPG also has a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay. For the three months ended June 30, 2016 and 2015, CPG recognized 401(k) match, profit sharing and non-elective contribution expense of $3.0 million and $2.7 million, respectively. For the six months ended June 30, 2016 and 2015, CPG recognized 401(k) match, profit sharing and non-elective contribution expense of $6.2 million and $4.4 million, respectively.
Merger. On July 1, 2016, at the effective time of the Merger, each outstanding restricted stock unit, performance share and phantom unit, whether or not vested, was deemed to be fully vested (in the case of performance shares, based on performance deemed satisfied at the greater of actual performance for the relevant period and the target level of 100%), canceled and converted into the right of the holder to receive $25.50 in cash, without interest, in respect of each share of CPG common stock underlying such award. CPG recognized stock-based employee compensation expense of approximately $56.7 million subsequent to the Merger.
17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, CPG and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a parent or subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2016 and the years in which they expire were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Letters of credit	$18.1	$18.1	$—	$—	$—	$—	$—
Other guarantees	45.4	—	2.4	—	—	—	43.0
Total commercial commitments	$63.5	$18.1	$2.4	$—	$—	$—	$43.0
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
Lines and Letters of Credit. CPG maintains a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. As of June 30, 2016, CPG had no borrowings outstanding and $18.1 million in letters of credit outstanding under its revolving credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated. CPPL maintained a $500.0 million senior revolving credit facility, of which $50.0 million was available for issuance of letters of credit. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated.
CPG's commercial paper program (the "Program") had a Program limit of up to $1,000.0 million. CEG, OpCo GP and Columbia OpCo each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. On June 30, 2016, in anticipation of the Merger, the Program was terminated. CPG had no promissory notes outstanding under the Program at the time of termination.
Other Guarantees or Obligations. CPG has purchase and sale agreement guarantees totaling $45.4 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood CPG would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CPG has on deposit a letter of credit with MUFG Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium Pipeline's notes as required under the Deposit and Disbursement Agreement that governs the Millennium Pipeline notes. This account is to be drawn upon by the note holders in the event that Millennium Pipeline is delinquent on its principal and interest payments. The value of CPG's letter of credit represents 47.5% (CPG's ownership interest in Millennium Pipeline) of the debt service reserve account requirement, or $16.2 million. The total exposure for CPG is $16.2 million. CPG has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of June 30, 2016.
B.    Other Legal Proceedings. In the normal course of its business, CPG has been named as a defendant in various legal proceedings. In the opinion of CPG, the ultimate disposition of these currently asserted claims will not have a material impact on CPG's condensed consolidated financial statements.
Litigation Relating to the Merger. On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub and TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. On May 25, 2016, the Delaware Court of Chancery entered an order that, among other things, consolidated the actions into a single action, captioned as In re Columbia Pipeline Group, Inc. Stockholder Litigation, and appointed the Vann plaintiffs as lead plaintiffs and the Vann plaintiffs’ counsel as lead counsel. The Vann plaintiffs’ amended complaint, filed May 12, 2016, alleges that members of the CPG Board breached their fiduciary duties by, among other things, agreeing to the Merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The amended complaint also alleges that the preliminary proxy filed in respect of the Merger omits or misstates various facts concerning, among other things, the sale process and the financial analyses performed by CPG’s financial advisors. The amended complaint purports to seek injunctive and other equitable relief regarding the Merger. On July 5, 2016, the defendants filed a motion to dismiss the action and a motion to stay discovery pending resolution of the motion to dismiss. Both motions remain pending. On July 18, 2016, Vice Chancellor Laster entered the briefing schedule deferring briefing on the motion to dismiss until the motion to stay is resolved.
On May 2, 2016, a purported stockholder of CPG filed another action on behalf of a putative class of CPG stockholders in the United States District Court for the Southern District of Texas, captioned as Ftikas v. Columbia Pipeline Group, Inc., alleging that the preliminary proxy filed by CPG in respect of the Merger omits or misstates various facts concerning, among other things, the sale process and the financial analyses performed by CPG’s financial advisors filed in respect of the merger in violation of the Securities Exchange Act of 1934. Defendants have not been served with the complaint in this action.
C.    Environmental Matters. CPG's operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. CPG believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary material permits to conduct its operations.
It is CPG's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that CPG will not incur fines and penalties.
As of June 30, 2016 and December 31, 2015, CPG had liabilities recorded of approximately $8.2 million and $8.3 million, respectively, to cover environmental remediation at various sites. The current portion of these liabilities is included in "Other accruals" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). CPG accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. As of the date of these financial statements, these expenditures are not estimable at some sites. CPG periodically adjusts its accrual as information is collected and estimates become more refined.
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
New Source Performance Standards: On May 12, 2016, the EPA finalized the rule to regulate fugitive methane emissions for compressor stations in the natural gas transmission and storage sector. The final rule was subsequently published in the Federal Register on June 3, 2016. Semiannual leak detection and repair requirements using optical gas imaging are required for all components at new or existing compressor stations. Existing compressor stations trigger leak detection and repair requirements if any unit at the facility is modified. The EPA established additional requirements for any new or modified centrifugal or reciprocating compressors. Replacement of wet seals with dry seals or demonstrating a 95% reduction of methane emissions from wet seals is required for centrifugal compressors and rod packing replacement for reciprocating compressors is required every 26,000 hours of operation or every three years. CPG is working with industry groups to clarify ambiguities within the rule and to develop an assessment on the impacts to CPG and cannot estimate the impact of these rules at this time.
Pipeline Safety
On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration ("PHMSA") announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would extend certain of PHMSA's current regulatory safety programs for gas pipelines beyond "high consequence areas" to cover gas pipelines found in newly defined "moderate consequence areas" that contain as few as 5 dwellings within the potential impact area; require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures ("MAOP"); and require gathering lines in Class I areas, both onshore and offshore, to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, MAOP limits, line markers and emergency planning if such gathering lines' nominal design is 8 inches or more. In order to provide clarity and greater certainty on what may constitute a "gathering line," PHMSA is proposing a new definition of that term under the rulemaking, which term would now encompass "a pipeline, or a connected series of pipelines, and equipment used to collect gas from the endpoint of a production facility/operation and transport it to the furthermost point downstream of the following endpoints" including the "inlet of 1st gas processing plant;"

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

the "outlet of" a gas treatment facility (not associated with a processing plant or compressor station); the "[o]utlet of the furthermost downstream compressor" leading to a pipeline, or the "point where separate production fields are commingled." Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. CPG will continue to monitor this matter and cannot estimate the impact of these rules at this time.
On June 22, 2016, President Obama signed new pipeline safety legislation, the “Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016" (the “PIPES Act”). Extending PHMSA’s statutory mandate through 2019, the PIPES Act establishes or continues the development of stringent requirements affecting pipeline safety including: (i) providing PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing; (ii) having pipeline operators that experience a spill from a liquids pipeline provide safety data sheets for the spilled liquid to the on-scene coordinator predesignated by the EPA and state and local officials within six hours of a telephonic notice; (iii) obligating PHMSA to develop safety standards for natural gas storage facilities by June 22, 2018; (iv) obligating PHMSA to provide feedback to pipeline operators after an inspection, including a briefing within thirty days and a written report with written preliminary findings within ninety days to the extent practicable; (v) requiring annual internal inspection of certain underwater hazardous liquid pipeline facilities in high consequence areas located at depths greater than 150 feet under the surface of the water; and (vi) requiring PHMSA to complete certain of the outstanding mandates under existing legislation and to report to Congress on the status of overdue rulemakings. CPG will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Waste
CPG has liabilities associated with the cleanup of various former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. The total liability related to these sites was $6.4 million and $6.5 million at June 30, 2016 and December 31, 2015, respectively. The liability represents CPG's best estimate of the cost to remediate the facilities.
CPG has liabilities associated with the remaining PCB remediation of its existing facilities. The total liability related to these sites was $1.8 million at June 30, 2016 and December 31, 2015. The liability represents CPG's best estimate of the cost to remediate the facilities.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2016	$(14.0)	$(12.6)	$(26.6)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income(2)	0.3	—	0.3
Net current-period other comprehensive income	0.3	0.1	0.4
Balance as of June 30, 2016	$(13.7)	$(12.5)	$(26.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits. (2)Includes amounts allocated to noncontrolling interest.
Six Months Ended June 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(14.3)	$(12.7)	$(27.0)
Other comprehensive income before reclassifications	—	0.2	0.2
Amounts reclassified from accumulated other comprehensive income(2)	0.7	—	0.7
Net current-period other comprehensive income	0.7	0.2	0.9
Allocation of accumulated other comprehensive loss to noncontrolling interest	0.1	—	0.1
Balance as of June 30, 2016	$(13.7)	$(12.5)	$(26.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(2)Includes amounts allocated to noncontrolling interest.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2015	$(14.2)	$(10.9)	$(25.1)
Other comprehensive income before reclassifications	—	0.3	0.3
Amounts reclassified from accumulated other comprehensive income(2)	0.3	—	0.3
Net current-period other comprehensive income	0.3	0.3	0.6
Balance as of June 30, 2015	$(13.9)	$(10.6)	$(24.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits. (2)Includes amounts allocated to noncontrolling interest.
Six Months Ended June 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(17.9)	$(34.5)
Other comprehensive income before reclassifications	—	7.2	7.2
Amounts reclassified from accumulated other comprehensive income(2)	0.5	0.1	0.6
Net current-period other comprehensive income	0.5	7.3	7.8
Allocation of accumulated other comprehensive loss to noncontrolling interest	2.2	—	2.2
Balance as of June 30, 2015	$(13.9)	$(10.6)	$(24.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(2)Includes amounts allocated to noncontrolling interest.
Equity Investment
Millennium Pipeline is an equity method investment, and, therefore, CPG is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at June 30, 2016 of $13.7 million, after tax, related to terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $13.7 million and $14.3 million, after tax, at June 30, 2016 and December 31, 2015, respectively, is included in gains and losses on cash flow hedges above.
19.    Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
AFUDC Equity	$9.8	$5.0	$15.9	$8.5
Miscellaneous	—	0.3	0.9	1.4
Total Other, net	$9.8	$5.3	$16.8	$9.9
20.    Supplemental Cash Flow Information
The following table provides additional information regarding CPG’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015:

(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$216.1	$184.5
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$56.0	$39.7
Cash paid for income taxes	2.0	27.8
(1)Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

21.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three and six months ended June 30, 2016 and 2015. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$35.1	11.2%	$36.2	11.5%

Six Months Ended June 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$85.5	12.6%	$85.1	13.0%
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

22.    Condensed Consolidating Financial Information
On May 22, 2015, CPG closed its private placement of $2,750.0 million in aggregated principal amount of its senior notes (the "Notes"). Please see Note 7, "Long-Term Debt" for further discussion of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by three of CPG's subsidiaries, CEG, Columbia OpCo and OpCo GP. CEG is a 100% owned subsidiary of CPG. In lieu of providing separate financial statements for CEG, the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X have been included.
The following supplemental condensed consolidating financial information reflects CPG's separate accounts, the combined accounts of CEG and Other Subsidiaries of CEG and CPG, including guarantors Columbia OpCo and OpCo GP, the consolidating adjustments and eliminations and the Issuer's consolidated accounts for the dates and periods indicated. Separate financial statements have been provided for Columbia OpCo and OpCo GP based on Rule 3-10 of the SEC's Regulation S-X. For purposes of the following consolidating information, CPG's and CEG's investment in its subsidiaries is accounted for under the equity method of accounting.
CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$177.3	$136.2	$—	$—	$61.0	$—	$374.5
Accounts receivable, net	0.4	1.4	—	—	162.0	—	163.8
Accounts receivable-affiliated	346.7	266.4	—	—	120.1	(733.2)	—
Materials and supplies, at average cost	—	—	—	—	26.5	—	26.5
Exchange gas receivable	—	—	—	—	11.5	—	11.5
Deferred property taxes	—	—	—	—	36.4	—	36.4
Prepayments and other	32.7	0.2	—	—	40.8	(28.1)	45.6
Total Current Assets	557.1	404.2	—	—	458.3	(761.3)	658.3
Investments
Unconsolidated affiliates	—	—	—	—	441.3	—	441.3
Consolidated affiliates	5,348.5	7,569.6	5,924.8	—	—	(18,842.9)	—
Other investments	12.2	0.3	—	—	1.5	—	14.0
Total Investments	5,360.7	7,569.9	5,924.8	—	442.8	(18,842.9)	455.3
Property, Plant and Equipment
Property, plant and equipment	—	—	—	—	9,805.0	—	9,805.0
Accumulated depreciation and amortization	—	—	—	—	(3,057.9)	—	(3,057.9)
Net Property, Plant and Equipment	—	—	—	—	6,747.1	—	6,747.1
Other Noncurrent Assets
Regulatory assets	—	46.3	—	—	136.8	—	183.1
Goodwill	—	—	1,975.5	—	—	—	1,975.5
Notes receivable-affiliated	1,848.2	—	—	—	—	(1,848.2)	—
Postretirement and postemployment benefits assets	—	0.9	—	—	119.8	(0.3)	120.4
Deferred income taxes	22.6	—	—	—	—	(22.6)	—
Deferred charges and other	1.2	—	—	—	10.1	—	11.3
Total Other Noncurrent Assets	1,872.0	47.2	1,975.5	—	266.7	(1,871.1)	2,290.3
Total Assets	$7,789.8	$8,021.3	$7,900.3	$—	$7,914.9	$(21,475.3)	$10,151.0

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

As of June 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings-affiliated	$—	$—	$323.0	$—	$392.3	$(715.3)	$—
Accounts payable	4.4	—	—	—	114.4	—	118.8
Accounts payable-affiliated	9.6	4.6	0.1	—	3.6	(17.9)	—
Dividends payable	55.6	—	—	—	—	—	55.6
Customer deposits	—	—	—	—	15.4	—	15.4
Taxes accrued	—	3.5	—	—	113.6	(28.1)	89.0
Interest accrued	9.3	—	—	—	0.2	—	9.5
Exchange gas payable	—	—	—	—	11.7	—	11.7
Deferred revenue	—	—	—	—	6.6	—	6.6
Accrued capital expenditures	—	—	—	—	134.5	—	134.5
Accrued compensation and related costs	—	—	—	—	35.4	—	35.4
Other accruals	10.6	0.3	—	—	110.0	—	120.9
Total Current Liabilities	89.5	8.4	323.1	—	937.7	(761.3)	597.4
Noncurrent Liabilities
Long-term debt	2,726.7	—	—	—	—	—	2,726.7
Long-term debt-affiliated	—	1,217.3	—	—	630.9	(1,848.2)	—
Deferred income taxes	—	1,440.4	—	—	1.2	(22.6)	1,419.0
Accrued liability for postretirement and postemployment benefits	0.3	7.6	—	—	33.0	(0.3)	40.6
Regulatory liabilities	—	10.3	—	—	285.6	—	295.9
Asset retirement obligations	—	—	—	—	24.3	—	24.3
Other noncurrent liabilities	1.5	1.3	—	—	72.5	—	75.3
Total Noncurrent Liabilities	2,728.5	2,676.9	—	—	1,047.5	(1,871.1)	4,581.8
Total Liabilities	2,818.0	2,685.3	323.1	—	1,985.2	(2,632.4)	5,179.2
Equity
Common stock	4.0	—	—	—	—	—	4.0
Additional paid-in capital	4,041.8	—	—	—	—	—	4,041.8
Accumulated deficit	(2.6)	—	—	—	—	—	(2.6)
Net parent investment	—	4,401.0	7,601.6	—	5,958.1	(17,960.7)	—
Treasury stock	(6.2)	—	—	—	—	—	(6.2)
Accumulated other comprehensive loss	(26.2)	(26.0)	(24.4)	—	(28.4)	78.8	(26.2)
Total CPG Equity	4,010.8	4,375.0	7,577.2	—	5,929.7	(17,881.9)	4,010.8
Noncontrolling Interest	961.0	961.0	—	—	—	(961.0)	961.0
Total Equity	4,971.8	5,336.0	7,577.2	—	5,929.7	(18,842.9)	4,971.8
Total Liabilities and Equity	$7,789.8	$8,021.3	$7,900.3	$—	$7,914.9	$(21,475.3)	$10,151.0

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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$259.4	$—	$259.4
Storage revenues	—	—	—	—	48.9	—	48.9
Other revenues	—	—	—	—	5.6	—	5.6
Total Operating Revenues	—	—	—	—	313.9	—	313.9
Operating Expenses
Operation and maintenance	37.8	—	—	—	142.1	—	179.9
Operation and maintenance-affiliated	0.4	—	—	—	—	(0.4)	—
Depreciation and amortization	—	0.2	—	—	41.0	—	41.2
Gain on sale of assets and impairment, net	—	—	—	—	(3.4)	—	(3.4)
Property and other taxes	—	—	—	—	21.0	—	21.0
Total Operating Expenses	38.2	0.2	—	—	200.7	(0.4)	238.7
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	16.3	—	16.3
Equity Earnings in Consolidated Affiliates	79.1	129.8	133.3	—	—	(342.2)	—
Operating Income	40.9	129.6	133.3	—	129.5	(341.8)	91.5
Other Income (Deductions)
Interest expense	(29.7)	—	—	—	(2.1)	1.2	(30.6)
Interest expense-affiliated	—	(11.2)	(0.3)	—	(6.7)	18.2	—
Other, net	19.3	0.3	—	—	9.6	(19.4)	9.8
Total Other Deductions, net	(10.4)	(10.9)	(0.3)	—	0.8	—	(20.8)
Income before Income Taxes	30.5	118.7	133.0	—	130.3	(341.8)	70.7
Income Taxes	(18.1)	38.3	—	—	0.8	1.1	22.1
Net Income	48.6	80.4	133.0	—	129.5	(342.9)	48.6
Less: Net income attributable to noncontrolling interest	9.7	9.7	—	—	—	(9.7)	9.7
Net Income Attributable to CPG	$38.9	$70.7	$133.0	$—	$129.5	$(333.2)	$38.9

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

Three Months Ended June 30, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$237.8	$—	$237.8
Transportation revenues-affiliated	—	—	—	—	18.5	—	18.5
Storage revenues	—	—	—	—	36.2	—	36.2
Storage revenues-affiliated	—	—	—	—	12.9	—	12.9
Other revenues	—	—	—	—	10.7	—	10.7
Total Operating Revenues	—	—	—	—	316.1	—	316.1
Operating Expenses
Operation and maintenance	0.3	(0.7)	—	—	151.5	—	151.1
Operation and maintenance-affiliated	—	0.2	—	—	24.7	—	24.9
Depreciation and amortization	—	—	—	—	33.9	—	33.9
Gain on sale of assets and impairment, net	—	1.8	—	—	(8.3)	—	(6.5)
Property and other taxes	—	—	—	—	19.1	—	19.1
Total Operating Expenses	0.3	1.3	—	—	220.9	—	222.5
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	13.7	—	13.7
Equity Earnings in Consolidated Affiliates	64.6	107.1	107.7	—	—	(279.4)	—
Operating Income	64.3	105.8	107.7	—	108.9	(279.4)	107.3
Other Income (Deductions)
Interest expense	(12.9)	—	—	—	—	—	(12.9)
Interest expense-affiliated	(0.3)	(11.2)	—	—	(6.3)	6.8	(11.0)
Other, net	7.1	(0.2)	0.8	—	4.4	(6.8)	5.3
Total Other Deductions, net	(6.1)	(11.4)	0.8	—	(1.9)	—	(18.6)
Income from Continuing Operations before Income Taxes	58.2	94.4	108.5	—	107.0	(279.4)	88.7
Income Taxes	(1.9)	30.2	—	—	1.9	(1.6)	28.6
Income from Continuing Operations	60.1	64.2	108.5	—	105.1	(277.8)	60.1
Loss from Discontinued Operations-net of taxes	(0.3)	(0.3)	—	—	—	0.3	(0.3)
Net Income	59.8	63.9	108.5	—	105.1	(277.5)	59.8
Less: Net income attributable to noncontrolling interest	9.0	9.0	—	—	—	(9.0)	9.0
Net Income Attributable to CPG	$50.8	$54.9	$108.5	$—	$105.1	$(268.5)	$50.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

Six Months Ended June 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$567.9	$—	$567.9
Storage revenues	—	—	—	—	98.8	—	98.8
Other revenues	—	—	—	—	11.7	—	11.7
Total Operating Revenues	—	—	—	—	678.4	—	678.4
Operating Expenses
Operation and maintenance	68.2	(0.2)	—	—	281.2	(0.2)	349.0
Operation and maintenance-affiliated	0.5	—	—	—	—	(0.5)	—
Depreciation and amortization	—	0.4	—	—	81.2	—	81.6
Gain on sale of assets and impairment, net	—	—	—	—	(6.0)	—	(6.0)
Property and other taxes	0.1	—	—	—	42.7	—	42.8
Total Operating Expenses	68.8	0.2	—	—	399.1	(0.7)	467.4
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	32.2	—	32.2
Equity Earnings in Consolidated Affiliates	192.6	309.6	314.8	—	—	(817.0)	—
Operating Income	123.8	309.4	314.8	—	311.5	(816.3)	243.2
Other Income (Deductions)
Interest expense	(59.2)	—	—	—	(2.7)	1.9	(60.0)
Interest expense-affiliated	—	(22.4)	(0.4)	—	(13.9)	36.7	—
Other, net	39.0	0.8	—	—	15.6	(38.6)	16.8
Total Other Deductions, net	(20.2)	(21.6)	(0.4)	—	(1.0)	—	(43.2)
Income from Continuing Operations before Income Taxes	103.6	287.8	314.4	—	310.5	(816.3)	200.0
Income Taxes	(31.6)	95.1	—	—	1.3	—	64.8
Income from Continuing Operations	135.2	192.7	314.4	—	309.2	(816.3)	135.2
Income from Discontinued Operations-net of taxes	0.2	0.2	—	—	—	(0.2)	0.2
Net Income	135.4	192.9	314.4	—	309.2	(816.5)	135.4
Less: Net income attributable to noncontrolling interest	24.3	24.3	—	—	—	(24.3)	24.3
Net Income Attributable to CPG	$111.1	$168.6	$314.4	$—	$309.2	$(792.2)	$111.1

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

Six Months Ended June 30, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$486.2	$—	$486.2
Transportation revenues-affiliated	—	—	—	—	47.5	—	47.5
Storage revenues	—	—	—	—	72.8	—	72.8
Storage revenues-affiliated	—	—	—	—	26.2	—	26.2
Other revenues	—	—	—	—	23.4	—	23.4
Total Operating Revenues	—	—	—	—	656.1	—	656.1
Operating Expenses
Operation and maintenance	0.3	(0.8)	—	—	270.0	—	269.5
Operation and maintenance-affiliated	—	0.3	—	—	52.6	—	52.9
Depreciation and amortization	—	—	—	—	66.4	—	66.4
Gain on sale of assets and impairment, net	—	1.8	—	—	(13.6)	—	(11.8)
Property and other taxes	—	—	—	—	38.2	—	38.2
Total Operating Expenses	0.3	1.3	—	—	413.6	—	415.2
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	29.1	—	29.1
Equity Earnings in Consolidated Affiliates	161.7	238.3	238.9	—	—	(638.9)	—
Operating Income	161.4	237.0	238.9	—	271.6	(638.9)	270.0
Other Income (Deductions)
Interest expense	(12.9)	—	—	—	—	—	(12.9)
Interest expense-affiliated	(0.3)	(18.1)	—	—	(17.7)	6.8	(29.3)
Other, net	7.1	0.2	1.5	—	7.9	(6.8)	9.9
Total Other Deductions, net	(6.1)	(17.9)	1.5	—	(9.8)	—	(32.3)
Income from Continuing Operations before Income Taxes	155.3	219.1	240.4	—	261.8	(638.9)	237.7
Income Taxes	(1.9)	57.8	—	—	26.2	(1.6)	80.5
Income from Continuing Operations	157.2	161.3	240.4	—	235.6	(637.3)	157.2
Loss from Discontinued Operations-net of taxes	(0.3)	(0.3)	—	—	—	0.3	(0.3)
Net Income	156.9	161.0	240.4	—	235.6	(637.0)	156.9
Less: Net income attributable to noncontrolling interest	16.1	16.1	—	—	—	(16.1)	16.1
Net Income Attributable to CPG	$140.8	$144.9	$240.4	$—	$235.6	$(620.9)	$140.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2016 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$48.6	$80.4	$133.0	$—	$129.5	$(342.9)	$48.6
Other comprehensive income
Net unrealized gain on cash flow hedges	0.3	(0.2)	—	—	0.5	(0.3)	0.3
Unrecognized pension and OPEB benefit	0.1	0.1	—	—	—	(0.1)	0.1
Total other comprehensive income	0.4	(0.1)	—	—	0.5	(0.4)	0.4
Total Comprehensive Income	49.0	80.3	133.0	—	130.0	(343.3)	49.0
Less: Comprehensive Income-noncontrolling interest	9.7	9.7	—	—	—	(9.7)	9.7
Comprehensive Income-controlling interests	$39.3	$70.6	$133.0	$—	$130.0	$(333.6)	$39.3

Three Months Ended June 30, 2015 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$59.8	$63.9	$108.5	$—	$105.1	$(277.5)	$59.8
Other comprehensive income
Net unrealized gain on cash flow hedges	0.3	(0.2)	—	—	0.5	(0.3)	0.3
Unrecognized pension and OPEB benefit	0.3	0.3	—	—	—	(0.3)	0.3
Total other comprehensive income	0.6	0.1	—	—	0.5	(0.6)	0.6
Total Comprehensive Income	60.4	64.0	108.5	—	105.6	(278.1)	60.4
Less: Comprehensive Income-noncontrolling interest	9.0	9.0	—	—	—	(9.0)	9.0
Comprehensive Income-controlling interests	$51.4	$55.0	$108.5	$—	$105.6	$(269.1)	$51.4

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (continued)

Six Months Ended June 30, 2016 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$135.4	$192.9	$314.4	$—	$309.2	$(816.5)	$135.4
Other comprehensive income
Net unrealized gain on cash flow hedges	0.7	(0.3)	—	—	1.0	(0.7)	0.7
Unrecognized pension and OPEB benefit	0.2	0.2	—	—	—	(0.2)	0.2
Total other comprehensive income	0.9	(0.1)	—	—	1.0	(0.9)	0.9
Total Comprehensive Income	136.3	192.8	314.4	—	310.2	(817.4)	136.3
Less: Comprehensive Income-noncontrolling interest	24.4	24.4	—	—	—	(24.4)	24.4
Comprehensive Income-controlling interests	$111.9	$168.4	$314.4	$—	$310.2	$(793.0)	$111.9

Six Months Ended June 30, 2015 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$156.9	$161.0	$240.4	$—	$235.6	$(637.0)	$156.9
Other comprehensive income
Net unrealized gain on cash flow hedges	0.5	(0.3)	—	—	0.8	(0.5)	0.5
Unrecognized pension and OPEB benefit	7.3	7.3	—	—	—	(7.3)	7.3
Total other comprehensive income	7.8	7.0	—	—	0.8	(7.8)	7.8
Total Comprehensive Income	164.7	168.0	240.4	—	236.4	(644.8)	164.7
Less: Comprehensive Income-noncontrolling interest	16.1	16.1	—	—	—	(16.1)	16.1
Comprehensive Income-controlling interests	$148.6	$151.9	$240.4	$—	$236.4	$(628.7)	$148.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Cash Flows from Operating Activities	$(72.3)	$271.7	$(0.2)	$—	$414.8	$(345.2)	$268.8
Investing Activities
Capital expenditures	—	—	—	—	(673.8)	—	(673.8)
Change in short-term lendings-affiliated	(339.7)	(182.2)	3.3	—	36.6	482.0	—
Proceeds from disposition of assets	—	—	—	—	0.1	—	0.1
Contributions to equity investees	—	—	—	—	(1.9)	—	(1.9)
Distributions from equity investees	—	—	—	—	0.8	—	0.8
Other investing activities	—	—	—	—	(3.7)	—	(3.7)
Net Cash Flows used for Investing Activities	(339.7)	(182.2)	3.3	—	(641.9)	482.0	(678.5)
Financing Activities
Change in short-term borrowings	—	—	—	—	(15.0)	—	(15.0)
Change in short-term borrowings-affiliated	(98.8)	—	322.9	—	257.8	(481.9)	—
Debt related costs	(0.7)	—	—	—	—	—	(0.7)
Quarterly distributions to unitholders	—	—	—	—	(37.0)	37.0	—
Distribution to noncontrolling interest in Columbia OpCo	—	—	(327.9)	—	—	327.9	—
Distribution to noncontrolling interest	—	—	—	—	—	(19.8)	(19.8)
Acquisition of treasury stock	(6.2)	—	—	—	—	—	(6.2)
Dividends paid - common stock	(105.0)	—	—	—	—	—	(105.0)
Net Cash Flows used for Financing Activities	(210.7)	—	(5.0)	—	205.8	(136.8)	(146.7)
Change in cash and cash equivalents	(622.7)	89.5	(1.9)	—	(21.3)	—	(556.4)
Cash and cash equivalents at beginning of period	800.0	46.7	1.9	—	82.3	—	930.9
Cash and Cash Equivalents at End of Period	$177.3	$136.2	$—	$—	$61.0	$—	$374.5

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

Six Months Ended June 30, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Cash Flows from Operating Activities	$0.8	$(28.4)	$2.6	$—	$296.1	$(4.3)	$266.8
Investing Activities
Capital expenditures	—	(3.8)	—	—	(470.2)	3.8	(470.2)
Insurance recoveries	—	—	—	—	2.1	—	2.1
Change in short-term lendings-affiliated	—	—	(560.4)	—	60.2	—	(500.2)
Proceeds from disposition of assets	—	2.1	—	—	19.0	(3.8)	17.3
Contributions to equity investees	—	(1,217.3)	—	—	—	1,217.3	—
Distributions from equity investees	—	—	—	—	2.2	—	2.2
Other investing activities	(3.6)	—	—	—	(13.4)	—	(17.0)
Net Cash Flows used for Investing Activities	(3.6)	(1,219.0)	(560.4)	—	(400.1)	1,217.3	(965.8)
Financing Activities
Change in short-term borrowings	—	—	—	—	20.0	—	20.0
Change in short-term borrowings-affiliated	576.8	30.1	—	—	(140.6)	—	466.3
Issuance of long-term debt	2,745.9	—	—	—	—	—	2,745.9
Debt related costs	(22.5)	—	—	—	—	—	(22.5)
Issuance of long-term debt-affiliated	—	1,217.3	—	—	—	—	1,217.3
Payments of long-term debt-affiliated, including current portion	(1,848.2)	—	—	—	(957.8)	—	(2,806.0)
Proceeds from the issuance of common units, net of offering costs	—	—	1,170.0	—	(1.6)	—	1,168.4
Contribution of capital from parent	—	—	—	—	1,217.3	(1,217.3)	—
Distribution of IPO proceeds to parent	—	—	(500.0)	—	—	—	(500.0)
Distribution to parent	(1,450.0)	—	—	—	—	—	(1,450.0)
Quarterly distributions to unitholders	—	—	—	—	(9.2)	9.2	—
Distribution to noncontrolling interest	—	—	—	—	—	(4.9)	(4.9)
Transfer from parent	0.8	—	—	—	—	—	0.8
Net Cash Flows from Financing Activities	2.8	1,247.4	670.0	—	128.1	(1,213.0)	835.3
Change in cash and cash equivalents	—	—	112.2	—	24.1	—	136.3
Cash and cash equivalents at beginning of period	—	—	—	—	0.5	—	0.5
Cash and Cash Equivalents at End of Period	$—	$—	$112.2	$—	$24.6	$—	$136.8

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

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	restrictions in our existing and any future credit facilities;

•	capital market performance and other factors that may decrease the value of benefit plan assets;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation, including litigation relating to the Merger;

•	the occurrence of any event, change or other circumstance in connection with the recent Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•	risks associated with the loss and ongoing replacement of key personnel due to the recent Merger;

•	risks relating to unanticipated costs of integration in connection with the Merger, including operating costs, customer loss or business disruption being greater than expected;

•	risks relating to the difficulties in integrating the businesses and management of CPG and TransCanada; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in our 2015 Form 10-K and this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Separation
On June 2, 2015, NiSource announced that its board of directors approved the separation of CPG from NiSource (the “Separation”) through the distribution of CPG common stock to holders of NiSource common stock as of June 19, 2015 (the “Record Date”). On July 1, 2015, NiSource distributed, pursuant to an effective registration statement on Form 10, 317.6 million shares, one share of CPG common stock for every one share of NiSource common stock held by NiSource stockholders on the Record Date. As of July 1, 2015, CPG was an independent, publicly traded company, and NiSource did not retain any ownership interest in CPG. CPG's common stock began trading "regular-way" under the ticker symbol "CPGX" on the NYSE on July 2, 2015.
Merger
On March 17, 2016, CPG entered into a Merger Agreement, among CPG, Parent US Parent Merger Sub, and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada. Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
On July 1, 2016, TransCanada closed the acquisition of CPG valued at $13.0 billion, comprised of a purchase price of approximately $10.3 billion and CPG debt of approximately $2.7 billion. CPG became an indirect, wholly owned subsidiary of TransCanada as a result of the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of CPG common stock, par value $0.01 per share, was canceled and converted into the right to receive $25.50 per share in cash, without interest. Upon completion of the transaction, TransCanada owns the general partner of CPPL, all of CPPL’s incentive distribution rights and all of CPPL’s subordinated units, which represent a 46.5% limited partnership interest in CPPL. As a result, CPPL is now effectively managed by TransCanada.
CPG has suspended its obligation to file periodic reports with the SEC on account of its common stock as a result of the Merger, but will continue to have reporting obligations with respect to its senior notes. Refer to Note 7, "Long-Term Debt" for additional information.
Executive Overview
We are a growth-oriented Delaware corporation formed by NiSource to own, operate and develop a portfolio of pipelines, storage and related midstream assets.
We own approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. For the six months ended June 30, 2016, 95% of our revenue, excluding

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

revenues generated from cost recovery under certain regulatory tracker mechanisms, which we refer to as “tracker-related revenues,” was generated under firm revenue contracts. As of June 30, 2016, these contracts had a weighted average remaining contract life of 4.8 years. We own these assets through Columbia OpCo, a partnership between our wholly owned subsidiary CEG and CPPL.
We expect the revenues generated from our businesses will increase as we execute on our significant portfolio of organic growth opportunities. We believe that future internal growth projects will be funded primarily through borrowings under our credit facilities or through issuances of debt and equity securities.
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions (all amounts listed are inclusive of AFUDC, as applicable):

•
Big Pine Expansion. We are investing approximately $75 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. The project piping was placed into service in the third quarter of 2015 and the compression was placed into service in the second quarter of 2016.

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. The initial project went into service during the third quarter of 2015 and we expect to invest approximately $120 million through 2018.

•
Kentucky Power Plant Project. We invested approximately $30 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Gas Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and was placed into service in the second quarter of 2016.

•
Gibraltar Pipeline Project. We expect to invest approximately $260 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service date in the fourth quarter of 2016.

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

•
Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production on the Columbia Gulf system from the Leach, Kentucky interconnect with Columbia Gas Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. We expect the project, which involves an estimated investment of $420 million, to be placed into service in the fourth quarter of 2017.

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed into service in the fourth quarter of 2017.

•
Cameron Access Project. This project, which involves an investment of approximately $320 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed into service in the first quarter of 2018.

•
WB XPress. This project, which involves an investment of approximately $860 million, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed into service in the fourth quarter of 2018.

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

•
Central Virginia Connector. This project will provide up to 45,000 Dth/d of firm transportation capacity on the Columbia Gas Transmission system to a new point of delivery in Virginia. This approximately $12 million project is expected to be placed into service in the fourth quarter of 2018.

In 2013, the FERC approved the modernization settlement entered into by Columbia Gas Transmission and its customers that provides recovery and return on an investment of up to $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The modernization program includes, among other things, replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems. Columbia Gas Transmission placed approximately $320 million in modernization investments into service during 2015. In January 2016, the FERC approved Columbia Gas Transmission's third annual filing for recovery of the revenue requirement under this program. In December 2015, Columbia Gas Transmission filed an extension of this settlement and received the FERC’s approval of the customer agreement in March 2016. This extension will allow Columbia Gas Transmission to invest an additional $1.1 billion over an additional three-year period through 2020. This agreement also expands the scope of facility investments covered by the program.
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

•
We entered into a $1,500.0 million revolving credit facility, which became effective at the time of the Separation. As of June 30, 2016, we had no borrowings and issued $18.1 million in letters of credit under our revolving credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated. In addition, prior to the Separation, we sold $2,750.0 million of senior unsecured notes. The net proceeds of $2,722.3 million from that offering were used to repay $1,087.3 million of intercompany debt and pay a $1,450.0 million special dividend to NiSource. As a result, interest expense incurred on intercompany debt will be eliminated and replaced with interest expense on our credit facilities and our notes.

•
For the three and six months ended June 30, 2016, CPG incurred Merger transaction costs of $12.3 million and $23.2 million, respectively, including legal, advisory and other related fees. These costs are included in "Operation and maintenance" on the Condensed Statements of Consolidated Operations (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Results of Operations
Three and Six Months Ended June 30, 2016
The following schedule presents our historical consolidated key operating and financial metrics.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$259.4	$237.8	$567.9	$486.2
Transportation revenues-affiliated	—	18.5	—	47.5
Storage revenues	48.9	36.2	98.8	72.8
Storage revenues-affiliated	—	12.9	—	26.2
Other revenues	5.6	10.7	11.7	23.4
Total Operating Revenues	313.9	316.1	678.4	656.1
Operating Expenses
Operation and maintenance	179.9	151.1	349.0	269.5
Operation and maintenance-affiliated	—	24.9	—	52.9
Depreciation and amortization	41.2	33.9	81.6	66.4
Gain on sale of assets and impairment, net	(3.4)	(6.5)	(6.0)	(11.8)
Property and other taxes	21.0	19.1	42.8	38.2
Total Operating Expenses	238.7	222.5	467.4	415.2
Equity Earnings in Unconsolidated Affiliates	16.3	13.7	32.2	29.1
Operating Income	91.5	107.3	243.2	270.0
Other Income (Deductions)
Interest expense	(30.6)	(12.9)	(60.0)	(12.9)
Interest expense-affiliated	—	(11.0)	—	(29.3)
Other, net	9.8	5.3	16.8	9.9
Total Other Deductions, net	(20.8)	(18.6)	(43.2)	(32.3)
Income from Continuing Operations before Income Taxes	70.7	88.7	200.0	237.7
Income Taxes	22.1	28.6	64.8	80.5
Income from Continuing Operations	48.6	60.1	135.2	157.2
Income (Loss) from Discontinued Operations-net of taxes	—	(0.3)	0.2	(0.3)
Net Income	48.6	59.8	135.4	$156.9
Less: Net income attributable to noncontrolling interest	9.7	9.0	24.3	16.1
Net income attributable to CPG	$38.9	$50.8	$111.1	$140.8
Throughput (MMDth)
Columbia Gas Transmission	375.9	315.1	920.3	812.4
Columbia Gulf	116.1	137.3	269.1	283.0
Crossroads	3.5	3.5	8.1	8.6
Total	495.5	455.9	1,197.5	1,104.0
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating Revenues. Operating revenues were $313.9 million for the second quarter of 2016, a decrease of $2.2 million from the same period in 2015. The decrease in operating revenues was primarily due to a decrease of $31.7 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $4.9 million. These decreases were offset by increased demand revenue of $33.4 million largely from the East Side Expansion and Rayne XPress growth projects, and the CCRM. Additionally, there were increased shorter term transportation services of $3.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Operating Expenses. Operating expenses were $238.7 million for the second quarter of 2016, an increase of $16.2 million from the same period in 2015. The increase in operating expenses was primarily due to higher costs related to the Separation of $24.4 million, increased costs related to the Merger of $12.3 million and higher depreciation and amortization of $7.3 million, primarily due to higher levels of in-service assets. Additionally, there were higher employee and administrative costs of $3.2 million and decreased gains on the sale of assets of $3.1 million, primarily due to conveyances of mineral interests. These variances were partially offset by $31.7 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $16.3 million for the second quarter of 2016, an increase of $2.6 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Millennium Pipeline resulting from higher demand revenue.
Other Income (Deductions). Other income (deductions) for the second quarter of 2016 reduced income by $20.8 million compared to a reduction in income of $18.6 million in the same period in 2015. The variance was primarily due to an increase in interest expense of $3.5 million and higher amortization of debt related costs of $2.5 million, both resulting from the issuance of long-term debt in May 2015. These increased deductions were partially offset by an increase in other income of $4.8 million for the equity portion of AFUDC.
Income Taxes. The effective income tax rates were 31.3% and 32.2% for the second quarter of 2016 and 2015, respectively. The change in the overall effective tax rates between 2016 and 2015 was primarily due to the effects of tax credits, state income taxes, utility rate-making and other permanent book-to-tax differences.
Throughput. Throughput totaled 495.5 MMDth for the second quarter of 2016, compared to 455.9 MMDth for the same period in 2015. The increase of 39.6 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating Revenues. Operating revenues were $678.4 million for the six months ended June 30, 2016, an increase of $22.3 million from the same period in 2015. The increase in operating revenues was primarily due to increased demand revenue of $71.9 million largely from the East Side Expansion and Rayne XPress growth projects, and the CCRM. Additionally, there were increased shorter term transportation services of $4.6 million. These increases were partially offset by a decrease of $41.8 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $10.5 million.
Operating Expenses. Operating expenses were $467.4 million for the six months ended June 30, 2016, an increase of $52.2 million from the same period in 2015. The increase in operating expenses was primarily due to higher costs related to the Separation of $42.0 million, increased costs related to the Merger of $23.2 million, higher depreciation and amortization of $15.2 million and increased property and other taxes of $4.6 million, both primarily due to higher levels of in-service assets. Additionally, there were higher employee and administrative costs of $8.8 million, decreased gains on the sale of assets of $5.8 million, primarily due to conveyances of mineral interests, and increased outside service costs of $3.9 million. These variances were partially offset by $41.8 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues, and lower maintenance expenses of $4.9 million.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $32.2 million for the six months ended June 30, 2016, an increase of $3.1 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Pennant.
Other Income (Deductions). Other income (deductions) for the six months ended June 30, 2016 reduced income by $43.2 million compared to a reduction in income of $32.3 million in the same period in 2015. The variance was primarily due to an increase in interest expense of $12.2 million and higher amortization of debt related costs of $3.6 million, both resulting from the issuance of long-term debt in May 2015, and increased revolving credit facility fees of $2.1 million. These increased deductions were partially offset by an increase in other income of $7.4 million for the equity portion of AFUDC.
Income Taxes. The effective income tax rates were 32.4% and 33.9% for the six months ended June 30, 2016 and 2015, respectively. The change in the overall effective tax rates between 2016 and 2015 was primarily due to income before income tax attributable to noncontrolling interest following CPPL’s IPO that is not subject to an income tax provision, as well as the effects of tax credits, state income taxes, utility rate-making and other permanent book-to-tax differences.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Throughput. Throughput totaled 1,197.5 MMDth for the six months ended June 30, 2016, compared to 1,104.0 MMDth for the same period in 2015. The increase of 93.5 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.

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
Our sources of liquidity include:

•	cash on hand;

•	cash generated from our operations;

•	our $2,000.0 million revolving credit facility with US Parent;

•	debt offerings; and

•	CPPL equity offerings.
We believe that cash on hand, cash generated from operations and availability under our credit facility will be adequate to meet our operating needs, our debt service requirements, repayment of principal on our long-term debt and anticipated dividends to our parent. We believe that future internal growth projects will be funded primarily through borrowings under our credit facility or through issuances of debt and equity securities.
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash (used for) from financing activities for the six months ended June 30, 2016 and 2015, were as follows:

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash from operating activities	$268.8	$266.8
Net cash used for investing activities	(678.5)	(965.8)
Net cash (used for) from financing activities	(146.7)	835.3
Operating Activities
Net cash from operating activities for the six months ended June 30, 2016 was $268.8 million, which is comparable to $266.8 million for the six months ended June 30, 2015.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2016 was $678.5 million, a decrease of $287.3 million compared to the six months ended June 30, 2015. Capital expenditures for the six months ended June 30, 2016 were $673.8 million, compared to $470.2 million for the comparable period in 2015. This increase is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2016 capital expenditures to be approximately $1.6 billion.
There were no short-term lendings-affiliated for the six months ended June 30, 2016, compared to an outflow of $500.2 million for the comparable period in 2015. This change is due to the settlement of the NiSource money pool in connection with the Separation.
Contributions to equity investees increased $1.9 million primarily due to no contributions being made during the first six months of 2015. During the six months ended June 30, 2016, we contributed $1.9 million to Millennium Pipeline to fund capital projects.
Financing Activities
Net cash used for financing activities for the six months ended June 30, 2016 was $146.7 million, a decrease of $982.0 million compared to the inflow of $835.3 million for the six months ended June 30, 2015. The decrease in net cash from financing activities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

was primarily due to prior year net proceeds of the CPPL IPO of $1,168.4 million offset by the $500.0 million reimbursement of preformation capital expenditures to NiSource. Additionally, we paid $105.0 million in common stock dividends in the current year. Refer to Note 2, “CPPL Initial Public Offering” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.
Dividends. We paid a quarterly cash dividend of $0.13375 per common share on May 20, 2016.
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
The initial guarantors are three subsidiaries of CPG, CEG, Columbia OpCo and OpCo GP (the "Guarantors"). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Guarantors. Each guarantee of CPG’s obligations under the Notes is a direct, unsecured and unsubordinated obligation of the Guarantor and has the same ranking with respect to indebtedness of that Guarantor as the Notes have with respect to CPG’s indebtedness. The guarantees of any Guarantor may be released under certain circumstances.
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
On February 23, 2016, we filed an exchange offer registration statement with the SEC. The registration statement was declared effective as of April 14, 2016.
Description of Revolving Credit Agreements. Prior to the completion of the Merger on July 1, 2016, we were party to two credit agreements: the CPG revolving credit facility and CPPL revolving credit facility. As a result of the Merger, the CPG and CPPL revolving credit facilities were terminated and a new revolving credit facility between CPG and US Parent was initiated.
CPG-TransCanada Pipeline USA Ltd. Revolving Credit Facility. Subsequent to the completion of the Merger, we entered into a $2,000.0 million revolving credit facility with US Parent. The revolving credit facility became effective as of July 1, 2016, with no termination date. The revolving credit facility will be available for general corporate purposes, including capital expenditures.
Loans under the revolving credit facility will bear interest at our option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate as defined by Bloomberg Professional Service or (c) the Eurodollar rate which is based on the one month LIBOR, plus 1.000 percent, each of which is subject to a margin of 0.250 percent per annum, or (ii) the Eurodollar rate plus a margin of 1.250 percent per annum.
CPG Revolving Credit Facility. As of June 30, 2016, we had no outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated. As a result, compliance with material covenants is no longer applicable as of the reporting date.
CPPL Revolving Credit Facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. As a result, CPPL accelerated the amortization of $1.4 million of deferred costs associated with the revolving credit facility, which are included in interest expense for the three and six months ended June 30, 2016.
CPG Commercial Paper Program. Our commercial paper program (the "Program") had a Program limit of up to $1,000.0 million. CEG, OpCo GP and Columbia OpCo each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. On June 30, 2016, in anticipation of the Merger, the Program was terminated. We had no promissory notes outstanding under the Program at the time of termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Credit ratings. On July 6, 2016, Standard & Poor's raised the CPG credit rating to A- with a negative outlook due to the group support from parent TransCanada. The negative outlook reflects their outlook of TransCanada. On July 15, 2016, Fitch upgraded the CPG credit rating to BBB+ with a stable outlook due to the Merger with TransCanada, which has a stronger credit profile. On July 26, 2016, Moody's reaffirmed CPG's credit rating of Baa2 and stable outlook. The rating reflects the credit positive attributes of being owned by a creditworthy parent company like TransCanada.
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
Contractual Obligations. There were no material changes recorded during the six months ended June 30, 2016 to our contractual obligations as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Other Information
Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2015 Form 10-K. There were no significant changes to critical accounting policies for the period ended June 30, 2016.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Group, Inc.
Litigation Relating to the Merger
On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub and TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. On May 25, 2016, the Delaware Court of Chancery entered an order that, among other things, consolidated the actions into a single action, captioned as In re Columbia Pipeline Group, Inc. Stockholder Litigation, and appointed the Vann plaintiffs as lead plaintiffs and the Vann plaintiffs’ counsel as lead counsel. The Vann plaintiffs’ amended complaint, filed May 12, 2016, alleges that members of the CPG Board breached their fiduciary duties by, among other things, agreeing to the Merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The amended complaint also alleges that the preliminary proxy filed in respect of the Merger omits or misstates various facts concerning, among other things, the sale process and the financial analyses performed by CPG’s financial advisors. The amended complaint purports to seek injunctive and other equitable relief regarding the Merger. On July 5, 2016, the defendants filed a motion to dismiss the action and a motion to stay discovery pending resolution of the motion to dismiss. On July 18, 2016, Vice Chancellor Laster entered the briefing schedule deferring briefing on the motion to dismiss until the motion to stay is resolved.
On May 2, 2016, a purported stockholder of CPG filed another action on behalf of a putative class of CPG stockholders in the United States District Court for the Southern District of Texas, captioned as Ftikas v. Columbia Pipeline Group, Inc., alleging that the preliminary proxy filed by CPG in respect of the Merger omits or misstates various facts concerning, among other things, the sale process and the financial analyses performed by CPG’s financial advisors filed in respect of the merger in violation of the Securities Exchange Act of 1934. Defendants have not been served with the complaint in this action.

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

(3.1)*	Second Restated Certificate of Incorporation of Columbia Pipeline Group, Inc.

(3.2)*	Bylaws of Targus Merger Sub Inc.

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document

SIGNATURE
Columbia Pipeline Group, Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Columbia Pipeline Group, Inc.
(Registrant)

Date:	August 2, 2016	By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
Controller and Principal Financial Officer (Principal Accounting Officer and Duly Authorized Officer)