Form 10-Q
period 2016-09-30
Columbia Pipeline Group, Inc.
filed 2016-11-01
CIK 1629995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes ☐    No ☑
At October 31, 2016, there is no market for CPGX shares of common stock.

COLUMBIA PIPELINE GROUP, INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Columbia Pipeline Group, Inc.

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of Columbia Pipeline Group, Inc.
CEG	Columbia Energy Group
CEVCO	Columbia Energy Ventures, LLC
CNS Microwave	CNS Microwave, LLC
Columbia Gas Transmission	Columbia Gas Transmission, LLC
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia OpCo	CPG OpCo LP
Columbia Remainder Corporation	Columbia Remainder Corporation
CPGSC	Columbia Pipeline Group Services Company
CPP GP LLC	CPP GP LLC
CPPL	Columbia Pipeline Partners LP
Crossroads	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Millennium Pipeline	Millennium Pipeline Company, L.L.C.
MLP GP	CPP GP LLC
OpCo GP	CPG OpCo GP LLC
Pennant	Pennant Midstream, LLC
TCPL	TransCanada PipeLines Limited
TransCanada	TransCanada Corporation
US Parent	TransCanada PipeLine USA Ltd.

Abbreviations
AFUDC
Allowance for funds used during construction, is the method prescribed by the FERC for inclusion in our tariff rates as reimbursement for the cost of financing construction projects with investor capital and borrowed funds until a project is placed into operation

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Btu	British Thermal Unit
CAA	Clean Air Act
CCRM	Capital Cost Recovery Mechanism, which is an approved demand charge under the Columbia Gas Transmission modernization settlement
condensate	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon functions
Dth/d	Dekatherms per day
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IPO	Initial public offering of Columbia Pipeline Partners LP, which was completed on February 11, 2015
IT	Information Technology

Columbia Pipeline Group, Inc.

DEFINED TERMS (continued)

LDC	Local distribution companies are involved in the delivery of natural gas to consumers within a specific geographic area
LIBOR	London Interbank Offered Rate
LNG	Natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times
MMBtu	One million British Thermal Units
MMDth	One million Dekatherms
MMDth/d	One million Dekatherms per day
NAAQS	National Ambient Air Quality Standards
NGA	Natural Gas Act of 1938
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

NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
OCI	Other Comprehensive Income (Loss)
OPEB	Other postretirement benefits
ppb	Parts per billion
SEC	Securities and Exchange Commission
throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$132.6	$930.9
Accounts receivable (less reserve of $0.3 and $0.6, respectively)	159.5	152.4
Accounts receivable-affiliated	40.7	—
Materials and supplies, at average cost	26.4	32.8
Exchange gas receivable	14.3	19.0
Deferred property taxes	17.7	52.0
Prepayments and other	43.5	48.5
Total Current Assets	434.7	1,235.6
Investments
Unconsolidated affiliates	441.4	438.1
Other investments	1.8	13.8
Total Investments	443.2	451.9
Property, Plant and Equipment
Property, plant and equipment	10,200.5	9,052.3
Accumulated depreciation and amortization	(3,092.8)	(2,988.6)
Net Property, Plant and Equipment	7,107.7	6,063.7
Other Noncurrent Assets
Regulatory assets	197.7	177.7
Goodwill	1,975.5	1,975.5
Postretirement and postemployment benefits assets	111.8	115.7
Deferred charges and other	11.2	15.5
Total Other Noncurrent Assets	2,296.2	2,284.4
Total Assets	$10,281.8	$10,035.6

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings	$—	$15.0
Short-term borrowings-affiliated	250.0	—
Accounts payable	84.1	56.8
Accounts payable-affiliated	9.6	—
Customer deposits	16.7	17.9
Taxes accrued	67.1	106.0
Interest accrued	37.1	9.5
Exchange gas payable	14.2	18.6
Deferred revenue	5.6	15.0
Accrued capital expenditures	171.6	100.1
Accrued compensation and related costs	45.1	51.9
Other accruals	101.4	70.0
Total Current Liabilities	802.5	460.8
Noncurrent Liabilities
Long-term debt	2,727.7	2,725.6
Deferred income taxes	1,446.6	1,348.1
Accrued liability for postretirement and postemployment benefits	43.5	49.4
Regulatory liabilities	284.2	321.6
Asset retirement obligations	23.0	25.7
Other noncurrent liabilities	70.1	91.4
Total Noncurrent Liabilities	4,595.1	4,561.8
Total Liabilities	5,397.6	5,022.6
Commitments and Contingencies (Refer to Note 16)
Equity
Common stock, $0.01 par value, 10,000,100 and 2,000,000,000 shares authorized, respectively; 10,000,000 and 399,841,350 shares outstanding, respectively	0.1	4.0
Additional paid-in capital	4,013.8	4,032.7
(Accumulated deficit) Retained earnings	(56.7)	46.9
Accumulated other comprehensive loss	(26.3)	(27.0)
Total CPG Equity	3,930.9	4,056.6
Noncontrolling Interest	953.3	956.4
Total Equity	4,884.2	5,013.0
Total Liabilities and Equity	$10,281.8	$10,035.6
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$270.3	$266.2	$838.2	$752.4
Transportation revenues-affiliated	—	—	—	47.5
Storage revenues	48.9	49.5	147.7	122.3
Storage revenues-affiliated	—	—	—	26.2
Other revenues	7.9	5.2	19.6	28.6
Total Operating Revenues	327.1	320.9	1,005.5	977.0
Operating Expenses
Operation and maintenance	322.9	186.5	671.9	456.0
Operation and maintenance-affiliated	—	—	—	52.9
Depreciation and amortization	43.6	35.0	125.2	101.4
Gain on sale of assets	(9.3)	(39.0)	(15.3)	(52.6)
Impairment of long-lived assets	19.1	0.6	19.1	2.4
Property and other taxes	19.8	17.3	62.6	55.5
Total Operating Expenses	396.1	200.4	863.5	615.6
Equity Earnings in Unconsolidated Affiliates	16.0	15.4	48.2	44.5
Operating (Loss) Income	(53.0)	135.9	190.2	405.9
Other Income (Deductions)
Interest expense	(31.4)	(29.4)	(91.4)	(42.3)
Interest expense-affiliated	(0.5)	—	(0.5)	(29.3)
Other, net	13.7	6.7	30.5	16.6
Total Other Deductions, net	(18.2)	(22.7)	(61.4)	(55.0)
(Loss) Income from Continuing Operations before Income Taxes	(71.2)	113.2	128.8	350.9
Income Taxes	(21.6)	38.3	43.2	118.8
(Loss) Income from Continuing Operations	(49.6)	74.9	85.6	232.1
(Loss) Income from Discontinued Operations-net of taxes	—	(0.1)	0.2	(0.4)
Net (Loss) Income	(49.6)	74.8	85.8	231.7
Less: Net income attributable to noncontrolling interest	2.9	11.8	27.2	27.9
Net (loss) income attributable to CPG	$(52.5)	$63.0	$58.6	$203.8
Amounts attributable to CPG:
(Loss) income from continuing operations	$(52.5)	$63.1	$58.4	$204.2
(Loss) income from discontinued operations-net of taxes	—	(0.1)	0.2	(0.4)
Net (loss) income attributable to CPG	$(52.5)	$63.0	$58.6	$203.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2016	2015	2016	2015
Net (Loss) Income	$(49.6)	$74.8	$85.8	$231.7
Other comprehensive income
Net unrealized gain (loss) on cash flow hedges(1)	0.3	(0.7)	1.0	(0.2)
Unrecognized pension and OPEB benefit (cost)(2)(3)	(0.4)	(0.1)	(0.2)	7.2
Total other comprehensive (loss) income	(0.1)	(0.8)	0.8	7.0
Total Comprehensive (Loss) Income	(49.7)	74.0	86.6	238.7
Less: Comprehensive Income-noncontrolling interest	2.9	11.8	27.3	27.9
Comprehensive (Loss) Income-controlling interests	$(52.6)	$62.2	$59.3	$210.8
(1)Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $0.3 million and $1.1 million tax expense for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $1.4 million tax expense for the nine months ended September 30, 2016 and 2015, respectively.
(2)Unrecognized pension and OPEB benefit (cost), net of $0.2 million and $0.1 million tax benefit for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million tax benefit for the nine months ended September 30, 2016 and 2015.
(3)Unrecognized pension and OPEB benefits are primarily related to pension and OPEB remeasurements recorded during 2016 and 2015.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2016	2015
Operating Activities
Net Income	$85.8	$231.7
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	125.2	101.4
Deferred income taxes and investment tax credits	81.5	77.7
Deferred revenue	(2.7)	0.4
Equity-based compensation expense and profit sharing contribution	1.6	4.4
Gain on sale of assets	(15.3)	(52.6)
Impairment of long-lived assets	19.1	2.4
Equity earnings in unconsolidated affiliates	(48.2)	(44.5)
(Income) loss from discontinued operations-net of taxes	(0.2)	0.4
Amortization of debt related costs	9.3	1.8
AFUDC equity	(29.7)	(15.0)
Distributions of earnings received from equity investees	51.0	44.1
Changes in Assets and Liabilities:
Accounts receivable	0.9	1.6
Accounts receivable-affiliated	(40.7)	34.7
Accounts payable	20.5	20.6
Accounts payable-affiliated	9.5	(53.6)
Customer deposits	(1.2)	(23.8)
Taxes accrued	(42.4)	(27.6)
Interest accrued	27.8	40.3
Exchange gas receivable/payable	0.3	0.1
Other accruals	(17.3)	37.1
Prepayments and other current assets	45.6	9.5
Regulatory assets/liabilities	(10.5)	38.2
Postretirement and postemployment benefits	(6.8)	(26.0)
Deferred charges and other noncurrent assets	1.3	3.8
Other noncurrent liabilities	(11.7)	7.2
Net Operating Activities from Continuing Operations	252.7	414.3
Net Operating Activities from (used for) Discontinued Operations	0.3	(0.1)
Net Cash Flows from Operating Activities	253.0	414.2
Investing Activities
Capital expenditures	(1,095.8)	(833.0)
Insurance recoveries	—	2.1
Change in short-term lendings-affiliated	—	145.5
Proceeds from disposition of assets	9.9	53.3
Contributions to equity investees	(6.2)	(1.4)
Distributions from equity investees	1.6	15.1
Other investing activities	3.8	(24.2)
Net Cash Flows used for Investing Activities	(1,086.7)	(642.6)
Financing Activities
Change in short-term borrowings	(15.0)	245.0
Change in short-term borrowings-affiliated	250.0	(252.5)
Issuance of long-term debt	—	2,745.9
Payments of capital lease obligations and other debt related costs	(2.5)	(23.6)
Issuance of long-term debt-affiliated	—	1,217.3
Payments of long-term debt-affiliated, including current portion	—	(2,806.0)
Proceeds from the issuance of common units, net of offering costs	—	1,168.4
Common stock issuances associated with the Merger	0.1	—
Distribution of IPO proceeds to NiSource	—	(500.0)
Distribution to NiSource	—	(1,450.0)
Distribution to noncontrolling interest	(30.4)	(13.9)
Acquisition of treasury stock	(6.2)	—
Dividends paid - common stock	(105.1)	(39.7)
Dividends paid to TransCanada	(55.5)	—
Transfer from NiSource	—	0.8
Net Cash Flows from Financing Activities	35.4	291.7
Change in cash and cash equivalents	(798.3)	63.3
Cash and cash equivalents at beginning of period	930.9	0.5
Cash and Cash Equivalents at End of Period	$132.6	$63.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Columbia Pipeline Group, Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of January 1, 2016	$4.0	$—	$4,032.7	$46.9	$(27.0)	$956.4	$5,013.0
Net Income	—	—	—	58.6	—	27.2	85.8
Other comprehensive income, net of tax	—	—	—	—	0.7	0.1	0.8
Common stock dividends	—	—	—	(105.1)	—	—	(105.1)
Dividend to TransCanada	—	—	—	(55.5)	—	—	(55.5)
Common stock purchased by TransCanada and retired	(4.0)	—	(10,212.7)	—	—	—	(10,216.7)
Common stock issuances associated with the Merger	0.1	—	10,216.7	—	—	—	10,216.8
Treasury stock acquired	—	(6.2)	—	—	—	—	(6.2)
Treasury stock retirement	—	6.2	(4.6)	(1.6)	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	(30.4)	(30.4)
Long-term incentive plan	—	—	(18.3)	—	—	—	(18.3)
Balance as of September 30, 2016	$0.1	$—	$4,013.8	$(56.7)	$(26.3)	$953.3	$4,884.2

(in millions)	Common Stock	Additional Paid-in Capital	Accumulated deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of January 1, 2015	$—	$—	$—	$4,210.8	$(34.5)	$—	$4,176.3
Net Income	—	—	63.0	140.8	—	27.9	231.7
Other comprehensive income, net of tax	—	—	—	—	7.0	—	7.0
Allocation of AOCI to noncontrolling interest	—	—	—	—	2.2	(2.2)	—
Issuance of common units of CPPL	—	—	—	—	—	1,168.4	1,168.4
Distribution of IPO proceeds to NiSource	—	—	—	(500.0)	—	—	(500.0)
Distribution to NiSource	—	—	—	(1,450.0)	—	—	(1,450.0)
Sale of interest in Columbia OpCo to CPPL(1)	—	—	—	227.1	—	(227.1)	—
Distribution to noncontrolling interest	—	—	—	—	—	(13.9)	(13.9)
Net transfers from NiSource	—	—	—	6.3	—	—	6.3
Reclassification of net parent investment to additional paid-in capital	—	2,635.0	—	(2,635.0)	—	—	—
Issuance of common stock at Separation	3.2	(3.2)	—	—	—	—	—
Net transfers from NiSource	—	1.2	—	—	—	0.2	1.4
Long-term incentive plan	—	1.9	—	—	—	—	1.9
Common stock dividends	—	—	(79.5)	—	—	—	(79.5)
Balance as of September 30, 2015	$3.2	$2,634.9	$(16.5)	$—	$(25.3)	$953.3	$3,549.6
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
CPG is engaged in regulated gas transportation and storage services for LDCs, marketers, producers and industrial and commercial customers located in northeastern, mid-Atlantic, Midwestern and southern states and the District of Columbia along with unregulated businesses such as midstream services, including gathering, treating, conditioning, processing, compression and liquids handling, and development of mineral rights positions. The regulated services are performed under a tariff at rates subject to FERC approval.
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

Merger. On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the "Merger Agreement"), among CPG, TCPL, US Parent, Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent ("Merger Sub"), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada. Upon the

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the "Merger") with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
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
For the three and nine months ended September 30, 2016, CPG incurred Merger transaction costs of $43.1 million and $66.3 million, respectively, including legal, advisory and other related fees. These costs are included in "Operation and maintenance" on the Condensed Statements of Consolidated Operations (unaudited). Approximately $101.5 million of employee related costs were incurred subsequent to the Merger. Additionally as a result of the Merger, CPG recognized an impairment charge of $19.1 million related to the cancellation of IT system upgrades that were in process prior to the Merger.
CPG has suspended its obligation to file periodic reports with the SEC based on its common stock as a result of the Merger. CPG will continue to have reporting obligations with respect to its senior notes. Refer to Note 6, "Long-Term Debt" for additional information on CPG's senior notes.
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
CPG's accompanying Condensed Consolidated Financial Statements (unaudited) have been prepared in accordance with GAAP. These financial statements include the accounts of the following subsidiaries: Columbia Gas Transmission, Columbia Gulf, Columbia Midstream, CEVCO, CNS Microwave, Crossroads, CPGSC, CEG, Columbia Remainder Corporation, CPP GP LLC, CPPL, OpCo GP and Columbia OpCo. All intercompany transactions and balances have been eliminated. Also included in the Condensed Consolidated Financial Statements (unaudited) are equity method investments Hardy Storage, Millennium Pipeline and Pennant.
2.    CPPL Initial Public Offering
On December 5, 2007, NiSource formed CPPL (NYSE: CPPL) to own, operate and develop a portfolio of pipelines, storage and related assets.
On February 11, 2015, CPPL completed its offering of 53.8 million common units representing limited partner interests, constituting 53.5% of CPPL's outstanding limited partner interests. CPPL received $1,168.4 million of net proceeds from the IPO. CPG owns the general partner of CPPL and all of CPPL's subordinated units and incentive distribution rights. The assets of CPPL consist of a 15.7% limited partner interest in Columbia OpCo, which prior to the Separation, consisted of substantially all of NiSource's Columbia Pipeline Group Operations segment. The operations of CPPL are consolidated in CPG's results. As of September 30, 2016, the portion of CPPL owned by the public is reflected as a noncontrolling interest in the Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below summarizes the effects of changes in CPG’s ownership interest in Columbia OpCo on equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net (loss) income attributable to CPG	$(52.5)	$63.0	$58.6	$203.8
Increase in CPG's net parent investment for the sale of 8.4% of Columbia OpCo	—	—	—	227.1
Change from net income attributable to CPG and transfers to noncontrolling interest	$(52.5)	$63.0	$58.6	$430.9
3.    Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. CPG is required to adopt ASU 2016-15 for periods beginning after December 15, 2017, including interim periods, and the guidance is to be applied retrospectively, with early adoption permitted. CPG is currently evaluating the impact the adoption of ASU 2016-15 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
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
4.    Transactions with Affiliates
Transactions with TransCanada
Subsequent to the completion of the Merger, CPG engaged in transactions with subsidiaries of TransCanada, which are deemed to be affiliates of CPG. Transactions with affiliates subsequent to the Merger are summarized below:
Interest Expense. CPG was charged interest for short-term borrowings of $0.5 million for the three and nine months ended September 30, 2016.
Accounts Receivable. The affiliated accounts receivable balance of $40.7 million due from TransCanada represents amounts allocated to CPG pursuant to TransCanada's tax allocation agreement.
Accounts Payable. The affiliated accounts payable balance of $9.6 million primarily includes amounts due for insurance coverage and interest payable to TransCanada.
CPG-TransCanada PipeLine USA Ltd. Revolving Credit Facility. Subsequent to the completion of the Merger, CPG entered into a $2,000.0 million revolving credit facility with US Parent. The revolving credit facility became effective as of July 1, 2016, with no termination date. The revolving credit facility is available for general corporate purposes, including capital expenditures.
Loans under the revolving credit facility bear interest at CPG’s option at either (i) the greatest of (a) the federal funds effective rate plus 0.500 percent, (b) the reference prime rate as defined by Bloomberg Professional Service or (c) the Eurodollar rate which is based on the one month LIBOR, plus 1.000 percent, each of which is subject to a margin of 0.250 percent per annum, or (ii) the Eurodollar rate plus a margin of 1.250 percent per annum.
As of September 30, 2016, CPG had $250.0 million in outstanding borrowings under the revolving credit facility, with a weighted average interest rate of 1.87%.
Given their maturity and turnover is three months or less, cash flows related to the borrowings and repayments of the revolving credit facilities are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).
Dividends to TransCanada. During the three months ended September 30, 2016, CPG distributed $55.5 million to TransCanada for the dividend of $0.13875 per share declared on May 10, 2016.
Transactions with NiSource
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Transportation, Storage and Other Revenues. CPG provided natural gas transportation, storage and other services to subsidiaries of NiSource, former affiliates. For the nine months ended September 30, 2015, CPG recognized transportation revenues of $47.5 million, storage revenues of $26.2 million and other revenues of $0.2 million.
Operation and Maintenance Expense. CPG received executive, financial, legal, information technology and other administrative and general services from a former affiliate, NiSource Corporate Services. Expenses incurred as a result of these services consisted of employee compensation and benefits, outside services and other expenses. CPG was charged directly or allocated using various allocation methodologies based on a combination of gross fixed assets, total operating expense, number of employees and other measures. Management believes the allocation methodologies are reasonable. However, these allocations and estimates may not represent the amounts that would have been incurred had the services been provided by an outside entity. For the nine months ended September 30, 2015, operation and maintenance expense was $52.9 million.
Interest Expense and Income. Prior to the private placement of senior notes on May 22, 2015, CPG paid NiSource interest for intercompany long-term debt outstanding. For the nine months ended September 30, 2015, CPG was charged interest for long-term debt of $31.0 million, offset by associated AFUDC of $2.4 million.
Columbia OpCo and its subsidiaries entered into an intercompany money pool agreement with NiSource Finance, which became effective on the closing date of CPPL's IPO. Following the Separation, the agreement is with CPG. The money pool is available for Columbia OpCo and its subsidiaries' general purposes, including capital expenditures and working capital. This intercompany money pool agreement is discussed in connection with Short-term Borrowings below. Prior to CPPL's IPO, the subsidiaries of CPG participated in a similar money pool agreement with NiSource Finance. Prior to the Separation, NiSource Corporate Services administered the money pools. Prior to the Separation, the cash accounts maintained by the subsidiaries of Columbia OpCo and CPG were swept into a NiSource corporate account on a daily basis, creating an affiliated receivable or decreasing an affiliated payable, as appropriate, between NiSource and the subsidiary. The amount of interest expense and income for short-term borrowings was determined by the net position of each subsidiary in the money pool. Subsequent to the Separation, the intercompany money pool balances and related interest expense and income are eliminated as intercompany activity. The money pool weighted-average interest rate at September 30, 2015 was 1.21%. For the nine months ended September 30, 2015, the interest expense for short-term borrowings charged was $0.7 million. For the nine months ended September 30, 2015, interest income for short-term borrowings was $2.5 million.
Dividends to NiSource. During the nine months ended September 30, 2015, CPG distributed $500.0 million of the proceeds from CPPL's IPO to NiSource as a reimbursement of preformation capital expenditures with respect to the assets contributed to Columbia OpCo and $1,450.0 million of proceeds related to the issuance of senior notes in May 2015. There were no restrictions on the payment by CPG of dividends to NiSource.
5.    Short-Term Borrowings
CPG Revolving Credit Facility. As of December 31, 2015, CPG had no outstanding borrowings and had $18.1 million in letters of credit under the revolving credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated. As a result, CPG accelerated the amortization of $4.3 million of deferred costs associated with the revolving credit facility, which are included in interest expense for the three and nine months ended September 30, 2016.
CPPL Revolving Credit Facility. As of December 31, 2015, CPPL had $15.0 million in outstanding borrowings, with a weighted average interest rate of 1.28%, and issued no letters of credit under the revolving credit facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. As a result, CPPL accelerated the amortization of $1.4 million of deferred costs associated with the revolving credit facility, which are included in interest expense for the nine months ended September 30, 2016.
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
Given their maturity and turnover is three months or less, cash flows related to the borrowings and repayments of the CPG and CPPL revolving credit facilities and the Program are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.    Long-Term Debt
Senior notes issuance. On May 22, 2015, CPG issued a private placement of $2,750.0 million in aggregate principal amount of senior notes, comprised of $500.0 million of 2.45% senior notes due 2018 (the "2018 Notes"), $750.0 million of 3.30% senior notes due 2020 (the "2020 Notes"), $1,000.0 million of 4.50% senior notes due 2025 (the "2025 Notes") and $500.0 million of 5.80% senior notes due 2045 (the "2045 Notes" and, together with the 2018 Notes, 2020 Notes and 2025 Notes, the "Notes").
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
7.    Gain on Sale of Assets
CPG recognizes gains on conveyances of mineral rights positions into earnings as any obligation associated with conveyance is satisfied. For the three months ended September 30, 2016 and 2015, gains on conveyances amounted to $9.7 million and $36.0 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated Operations (unaudited). For the nine months ended September 30, 2016 and 2015, gains on conveyances amounted to $15.7 million and $49.6 million, respectively, and are included in "Gain on sale of assets" on the Condensed Statements of Consolidated Operations (unaudited). Included in the gains on conveyances is a cash bonus payment of $9.0 million and $35.8 million received by CEVCO from CNX Gas Company LLC during the three and nine months ended September 30, 2016 and 2015, respectively, for the lease of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. As of September 30, 2016 and December 31, 2015, deferred gains of approximately $1.3 million and $8.1 million, respectively, were deferred pending performance of future obligations and recorded within "Deferred revenue," on the Condensed Consolidated Balance Sheets (unaudited).
8.    Goodwill
CPG tests its goodwill for impairment annually as of May 1 unless indicators, events or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, referred to as the Columbia Gas Transmission Operations reporting unit, which is consistent with the level of discrete financial information reviewed by management. The Columbia Gas Transmission Operations reporting unit includes the following entities: Columbia Gas Transmission (including its equity method investment in the Millennium Pipeline joint venture), Columbia Gulf and the equity method investment in Hardy Storage. All of CPG's goodwill relates to NiSource's acquisition of CEG in 2000, which was contributed to CPG prior to the Separation. CPG’s goodwill assets at September 30, 2016 were $1,975.5 million.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CPG applied the qualitative step 0 analysis to its reporting unit for the annual impairment test performed as of May 1, 2016. For the current year test, CPG assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its base line May 1, 2012 step 1 fair value measurement. The recent Merger Agreement and acquisition price were incorporated into the current year testing. The results of this assessment indicated that it is not more likely than not that its reporting unit fair value is less than the reporting unit carrying value.
CPG considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of the reporting unit below its carrying amount and necessitate another goodwill impairment test. In consideration of all relevant factors, there were no indicators that would require a subsequent goodwill impairment test during the third quarter of 2016.
9.    Asset Retirement Obligations
Changes in CPG's liability for asset retirement obligations for the nine months ended September 30, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$25.7	$23.2
Accretion expense	0.8	0.9
Additions	—	0.4
Settlements	—	—
Change in estimated cash flows	(3.5)	(1.6)
Balance as of September 30,	$23.0	$22.9
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
10.    Regulatory Matters
Columbia Gas Transmission Modernization Program. In November 2015, Columbia Gas Transmission commenced the fourth year of the Columbia Gas Transmission long-term system modernization program. Columbia Gas Transmission expects to place approximately $300 million in modernization investments into service during the year. Recovery of the revenue requirement on approximately $320 million of investments made in 2015 began on February 1, 2016.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On August 15, 2016, the administrative law judge issued a Certification of Uncontested Settlement, which noted that no parties objected to the provisions in the offer of settlement. On September 22, 2016, the FERC issued an order approving the uncontested settlement, which requires a reduction in Columbia Gulf’s daily maximum recourse rate and addresses Columbia Gulf’s treatment of postretirement benefits other than pensions, pension expenses, and regulatory expenses. The order also requires Columbia Gulf to file a general rate case under section 4 of the NGA by January 31, 2020, for rates to take effect by August 1, 2020. Other terms of the settlement are included in FERC Docket No. RP16-302-000.
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
The following table contains contribution and distribution data representing CPG's portion based on CPG's ownership percentage of each investment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Millennium Pipeline
Contributions to Millennium Pipeline	$4.3	$1.4	$6.2	$1.4
Distributions of earnings from Millennium Pipeline	17.5	13.3	41.3	37.5
Hardy Storage
Contributions to Hardy Storage	—	—	—	—
Distributions of earnings from Hardy Storage	—	—	1.4	1.0
Pennant
Contributions to Pennant	—	—	—	—
Distributions of earnings from Pennant	2.3	2.9	8.3	5.6
Return of capital from Pennant	0.8	0.2	1.6	2.4
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
12.    Income Taxes
CPG's interim effective tax rates reflect the estimated annual effective tax rates for 2016 and 2015, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2016 and 2015 were 30.3% and 33.8%, respectively. The annual effective tax rate was adjusted in the third quarter of 2016 to reflect the impact of the Merger.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Refer to Note 1, "Basis of Accounting Presentation" for additional information on the Merger. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 33.5% and 33.9%, respectively. The effective tax rates for 2016 and 2015 differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, other permanent book-to-tax differences and income received following CPPL's IPO that is not subject to income tax at the partnership level. The effective tax rate is impacted by CPPL's IPO, which modified the ownership structure and now reflects CPPL earnings for which the noncontrolling public limited partners are directly responsible for the related income taxes. CPG consolidates the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings but excludes the related tax provision.
Subsequent to the Merger, CPG is party to a Federal tax allocation agreement with US Parent and as a result will be included in the consolidated Federal income tax return filed by US Parent. The tax allocation arrangement allocates to CPG an amount of Federal income tax liabilities and benefits similar to that which would be if CPG had filed a separate return. For states that require consolidated or combined returns, CPG will be included with certain TransCanada affiliates and will settle its state income tax liabilities and benefits with US Parent.
13.    Pension and Other Postretirement Benefits
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
For the nine months ended September 30, 2016, CPG has made no contributions to its pension plans and contributed $1.6 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the components of CPG's net periodic benefits cost for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$1.6	$1.6	$0.2	$0.2
Interest cost	3.7	4.0	1.1	1.2
Expected return on assets	(5.9)	(7.0)	(3.5)	(4.6)
Amortization of prior service credit	(0.3)	(0.3)	(0.2)	(0.2)
Recognized actuarial loss (gain)	3.0	2.6	0.1	(0.1)
Net Periodic Benefit Cost (Income)	2.1	0.9	(2.3)	(3.5)
Additional loss recognized due to:
Settlement loss	2.6	—	—	—
Total Net Periodic Benefit Cost (Income)	$4.7	$0.9	$(2.3)	$(3.5)

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Income)
Service cost	$4.8	$4.3	$0.7	$0.8
Interest cost	11.5	11.0	3.4	3.5
Expected return on assets	(19.2)	(21.0)	(11.6)	(13.8)
Amortization of prior service credit	(0.9)	(0.9)	(0.5)	(0.5)
Recognized actuarial loss (gain)	9.2	7.3	0.2	(0.1)
Net Periodic Benefit Cost (Income)	5.4	0.7	(7.8)	(10.1)
Additional loss recognized due to:
Settlement loss	2.6	—	—	—
Total Net Periodic Benefit Cost (Income)	$8.0	$0.7	$(7.8)	$(10.1)

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As of July 1, 2016, the CPG pension and other postretirement benefit plans were remeasured as a result of the acquisition by TransCanada. The remeasurement resulted in a decrease to the pension benefit obligation, net of plan assets, of $4.9 million, and a decrease to regulatory assets and accumulated other comprehensive loss of $1.2 million and $0.3 million, respectively. Net periodic pension cost for the remainder of 2016 increased by $0.9 million as a result of the remeasurement. A settlement charge of $2.6 million was recorded as a result of the non-qualified pension plan being terminated in connection with the Merger.
The other postretirement benefits obligation, net of plan assets, decreased by $11.2 million as a result of the remeasurement. Additionally, the remeasurement resulted in an increase to regulatory assets of $8.6 million, a decrease to regulatory liabilities of $1.8 million and a decrease to accumulated other comprehensive loss of $0.5 million. Net periodic other postretirement benefit cost for the remainder of 2016 increased by $1.1 million as a result of the remeasurement.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefit obligation and the net periodic benefit cost at the measurement dates of July 1, 2016 and December 31, 2015.

	Pension Benefits		Other Postretirement Benefits
	July 1, 2016	December 31, 2015	July 1, 2016	December 31, 2015
Actuarial Assumptions
Discount Rate	3.75%	4.05%	3.95%	4.29%
Expected return on assets	6.75%	8.20%	6.36%	8.05%
Health Care Trend Rates
Trend for 2016			8.81%	8.39%
Ultimate Trend			4.50%	4.50%
Year Ultimate Trend Reached			2023	2022
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
Long-term debt. The fair value of these securities is estimated based on the quoted market prices for similar issues or on the rates offered for securities of the same remaining maturities. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the nine months ended September 30, 2016 and for the year ended December 31, 2015, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2016(1)	Estimated Fair Value as of September 30, 2016	Carrying Amount as of December 31, 2015(1)	Estimated Fair Value as of December 31, 2015
Long-term debt	$2,750.0	$2,987.8	$2,750.0	$2,592.1
(1)The carrying amount of the Notes differs from the Long-term debt balance on the Condensed Consolidated Balance Sheets (unaudited) due to the related unamortized discount and unamortized debt issuance costs, both of which are being amortized over the weighted average life of the Notes.

15.	Share-Based Compensation
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
CPG recognized stock-based employee compensation expense of $56.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, as well as related tax benefits of $18.8 million and zero, respectively. For the nine months ended September 30, 2016 and 2015, CPG recognized stock-based employee compensation expense of $63.9 million and $3.2 million, respectively, as well as related tax benefits of $21.5 million and $1.2 million, respectively.
Restricted Stock Units and Restricted Stock. During the nine months ended September 30, 2016, CPG granted 12,144 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair-value of the shares of restricted stock units and shares of restricted stock was $0.2 million. There are no restricted stock units or shares of restricted stock outstanding following the effective time of the Merger.
Performance Shares. During the nine months ended September 30, 2016, CPG granted 955,848 performance shares, subject to performance and service conditions. The grant date fair-value of the awards was $17.0 million. There are no performance shares outstanding following the effective time of the Merger.
Non-employee Director Awards. Restricted stock units were granted annually to non-employee directors, subject to a non-employee director's election to defer receipt of such restricted stock unit award. The non-employee director's restricted stock units would vest on the first anniversary of the grant thereof subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units were payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director's election to defer. There are no units outstanding to non-employee directors following the effective time of the Merger.
Fully vested restricted stock units that remained outstanding under the NiSource Plan and NiSource Director Plan as of the Separation date were converted into CPG awards. All such awards were distributed to the directors upon their separation from CPG's board of directors. There are no restricted stock units outstanding following the effective time of the Merger.
401(k) Match, Profit Sharing and Company Contribution. CPG has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant's contributions. CPG also has a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2013, receive a non-elective company contribution of three percent of eligible pay. For the three months ended September 30, 2016 and 2015, CPG recognized 401(k) match, profit sharing and non-elective contribution expense of $3.0 million and $2.2 million, respectively. For the nine months ended September 30, 2016 and 2015, CPG recognized 401(k) match, profit sharing and non-elective contribution expense of $9.2 million and $6.6 million, respectively.
16.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. In the normal course of its business, CPG and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a parent or subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent or subsidiaries' intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2016 and the years in which they expire were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Other guarantees	$45.3	$—	$2.4	$—	$—	$—	$42.9

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
Lines and Letters of Credit. CPG maintained a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit was available. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated. CPPL maintained a $500.0 million senior revolving credit facility, of which $50.0 million was available for issuance of letters of credit. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated.
CPG's commercial paper program had a Program limit of up to $1,000.0 million. CEG, OpCo GP and Columbia OpCo each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. On June 30, 2016, in anticipation of the Merger, the Program was terminated. CPG had no promissory notes outstanding under the Program at the time of termination.
Other Guarantees or Obligations. CPG has purchase and sale agreement guarantees totaling $45.3 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood CPG would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
B.    Other Legal Proceedings. In the normal course of its business, CPG has been named as a defendant in various legal proceedings. In the opinion of CPG, the ultimate disposition of these currently asserted claims will not have a material impact on CPG's condensed consolidated financial statements. Please see Item 1 of Part II, Legal Proceedings, for more information.
Litigation Relating to the Merger. On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub and TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. On May 25, 2016, the Delaware Court of Chancery entered an order that, among other things, consolidated the actions into a single action, captioned as In re Columbia Pipeline Group, Inc. Stockholder Litigation, and appointed the Vann plaintiffs as lead plaintiffs and the Vann plaintiffs’ counsel as lead counsel. The Vann plaintiffs’ amended complaint, filed May 12, 2016, alleges that members of the CPG Board breached their fiduciary duties by, among other things, agreeing to the Merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The amended complaint also alleges that the preliminary proxy filed in respect of the Merger omits or misstates various facts concerning, among other things, the sale process and the financial analyses performed by CPG’s financial advisors. The amended complaint purports to seek injunctive and other equitable relief regarding the Merger. On July 5, 2016, the defendants filed a motion to dismiss the action and a motion to stay discovery pending resolution of the motion to dismiss. Both motions remain pending. On July 18, 2016, Vice Chancellor Laster entered the briefing schedule deferring briefing on the motion to dismiss until the motion to stay is resolved. On September 6, 2016, Vice Chancellor Laster granted TransCanada and CPG’s motion to stay discovery while the motion to dismiss was pending. On October 6, 2016, the Vann plaintiffs filed an amended claim which removed all TransCanada parties, limiting the action to the CPG Board and CFO. Its revised claim alleges that the Board and officers entered into a secret scheme to benefit directors and insiders via change in control benefits and payments originating when NiSource first spun off the Columbia assets. They continue their allegations that conflict of interest tainted the acquisition, the acquisition undervalued CPG and that the proxy statement was materially deficient. The new claim seeks rescissory damages in an amount to be proven at trial and disgorgement of profits from the sale. At this early stage of the litigation, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
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
As of September 30, 2016 and December 31, 2015, CPG had liabilities recorded of approximately $8.0 million and $8.3 million, respectively, to cover environmental remediation at various sites. The current portion of these liabilities is included in "Other accruals" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). CPG accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. As of the date of these financial statements, these expenditures are not estimable at some sites. CPG periodically adjusts its accrual as information is collected and estimates become more refined.
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
New Source Performance Standards: On May 12, 2016, the EPA finalized the rule to regulate fugitive methane emissions for compressor stations in the natural gas transmission and storage sector. The final rule was subsequently published in the Federal Register on June 3, 2016. CPG is working with industry groups to litigate and clarify ambiguities within the rule. CPG does not have any existing sites that will be impacted by this rule. However, the EPA has announced that it intends to propose additional regulations related to the emission of methane from existing sources in the oil and natural gas sector.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Pipeline Safety
On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration ("PHMSA") announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would extend certain of PHMSA's current regulatory safety programs for gas pipelines beyond "high consequence areas" to cover gas pipelines found in newly defined "moderate consequence areas" that contain as few as 5 dwellings within the potential impact area; require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures ("MAOP"); and require gathering lines in Class I areas, both onshore and offshore, to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, MAOP limits, line markers and emergency planning if such gathering lines' nominal design is 8 inches or more. In order to provide clarity and greater certainty on what may constitute a "gathering line," PHMSA is proposing a new definition of that term under the rulemaking, which term would now encompass "a pipeline, or a connected series of pipelines, and equipment used to collect gas from the endpoint of a production facility/operation and transport it to the furthermost point downstream of the following endpoints" including the "inlet of 1st gas processing plant;" the "outlet of" a gas treatment facility (not associated with a processing plant or compressor station); the "[o]utlet of the furthermost downstream compressor" leading to a pipeline, or the "point where separate production fields are commingled." Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. CPG will continue to monitor this matter and cannot estimate the impact of these rules at this time.
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
On October 3, 2016, PHMSA announced a temporary rule authorizing the agency to issue Emergency Orders to address what it deems imminent safety hazards for both liquid and gas pipes. The new rule allows PHMSA to impose restrictions, prohibitions, and require safety measures without giving operators prior notice or an opportunity for a hearing. In contrast to PHMSA’s past practice of issuing Corrective Action Orders to an individual owner, operator, or facility, under the new rule PHMSA can issue an Emergency Order for numerous entities. PHMSA has until March 19, 2017 to issue a permanent final rule, when this temporary rule expires. CPG will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Waste
CPG has liabilities associated with the cleanup of various former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. The total liability related to these sites was $6.3 million and $6.5 million at September 30, 2016 and December 31, 2015, respectively. The liability represents CPG's best estimate of the cost to remediate the facilities.
CPG has liabilities associated with the remaining PCB remediation of its existing facilities. The total liability related to these sites was $1.7 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively. The liability represents CPG's best estimate of the cost to remediate the facilities.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2016	$(13.7)	$(12.5)	$(26.2)
Other comprehensive income before reclassifications	—	0.4	0.4
Amounts reclassified from accumulated other comprehensive income	0.3	(0.8)	(0.5)
Net current-period other comprehensive income	0.3	(0.4)	(0.1)
Balance as of September 30, 2016	$(13.4)	$(12.9)	$(26.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2016 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(14.3)	$(12.7)	$(27.0)
Other comprehensive income before reclassifications	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive income(2)	1.0	(0.8)	0.2
Net current-period other comprehensive income	1.0	(0.2)	0.8
Allocation of accumulated other comprehensive loss to noncontrolling interest	0.1	—	0.1
Balance as of September 30, 2016	$(13.4)	$(12.9)	$(26.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(2)Includes amounts allocated to noncontrolling interest.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2015	$(13.9)	$(10.6)	$(24.5)
Other comprehensive income before reclassifications	(0.9)	(1.4)	(2.3)
Amounts reclassified from accumulated other comprehensive income	0.2	1.3	1.5
Net current-period other comprehensive income	(0.7)	(0.1)	(0.8)
Balance as of September 30, 2015	$(14.6)	$(10.7)	$(25.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2015 (in millions)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$(16.6)	$(17.9)	$(34.5)
Other comprehensive income before reclassifications	(0.9)	5.8	4.9
Amounts reclassified from accumulated other comprehensive income(2)	0.7	1.4	2.1
Net current-period other comprehensive income	(0.2)	7.2	7.0
Allocation of accumulated other comprehensive loss to noncontrolling interest	2.2	—	2.2
Balance as of September 30, 2015	$(14.6)	$(10.7)	$(25.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(2)Includes amounts allocated to noncontrolling interest.
Equity Investment
Millennium Pipeline is an equity method investment, and, therefore, CPG is required to recognize a proportional share of Millennium Pipeline’s OCI. The remaining unrecognized loss at September 30, 2016 of $13.4 million, after tax, related to terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium Pipeline. The unrecognized loss of $13.4 million and $14.3 million, after tax, at September 30, 2016 and December 31, 2015, respectively, is included in gains and losses on cash flow hedges above.
18.    Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
AFUDC Equity	$13.8	$6.5	$29.7	$15.0
Miscellaneous	(0.1)	0.2	0.8	1.6
Total Other, net	$13.7	$6.7	$30.5	$16.6
19.    Supplemental Cash Flow Information
The following table provides additional information regarding CPG’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015:

(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities(1)	$212.2	$219.9
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$54.9	$41.9
Cash paid for income taxes(2)	3.6	30.8
(1)Capital expenditures included in current liabilities is comprised of "Accrued capital expenditures" and certain other amounts included within "Accounts payable" on the Condensed Consolidated Balance Sheets (unaudited).
(2)Cash paid for income taxes for the nine months ended September 30, 2015 includes $20.9 million paid to NiSource under the Tax Allocation Agreement.

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Concentration of Credit Risk
Columbia Gas of Ohio, an affiliated party prior to the Separation, accounted for greater than 10% of total operating revenues for the three and nine months ended September 30, 2016 and 2015. The following tables provide this customer's operating revenues and percentage of total operating revenues for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$35.6	10.9%	$35.3	11.0%

Nine Months Ended September 30,	2016		2015
(in millions)	Total Operating Revenues	Percentage of Total Operating Revenues	Total Operating Revenues	Percentage of Total Operating Revenues
Columbia Gas of Ohio(1)	$121.1	12.0%	$120.4	12.3%
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
CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$99.9	$23.1	$—	$—	$9.6	$—	$132.6
Accounts receivable, net	—	1.0	—	—	158.5	—	159.5
Accounts receivable-affiliated	577.5	487.4	—	—	181.0	(1,205.2)	40.7
Materials and supplies, at average cost	—	—	—	—	26.4	—	26.4
Exchange gas receivable	—	—	—	—	14.3	—	14.3
Deferred property taxes	—	—	—	—	17.7	—	17.7
Prepayments and other	54.4	44.9	—	—	43.0	(98.8)	43.5
Total Current Assets	731.8	556.4	—	—	450.5	(1,304.0)	434.7
Investments
Unconsolidated affiliates	—	—	—	—	441.4	—	441.4
Consolidated affiliates	5,347.7	7,474.6	5,948.0	—	—	(18,770.3)	—
Other investments	—	0.3	—	—	1.5	—	1.8
Total Investments	5,347.7	7,474.9	5,948.0	—	442.9	(18,770.3)	443.2
Property, Plant and Equipment
Property, plant and equipment	—	—	—	—	10,200.5	—	10,200.5
Accumulated depreciation and amortization	—	—	—	—	(3,092.8)	—	(3,092.8)
Net Property, Plant and Equipment	—	—	—	—	7,107.7	—	7,107.7
Other Noncurrent Assets
Regulatory assets	—	53.9	—	—	143.8	—	197.7
Goodwill	—	—	1,975.5	—	—	—	1,975.5
Notes receivable-affiliated	1,848.2	—	—	—	—	(1,848.2)	—
Postretirement and postemployment benefits assets	—	—	—	—	112.1	(0.3)	111.8
Deferred income taxes	—	—	—	—	70.1	(70.1)	—
Deferred charges and other	1.4	—	—	—	9.8	—	11.2
Total Other Noncurrent Assets	1,849.6	53.9	1,975.5	—	335.8	(1,918.6)	2,296.2
Total Assets	$7,929.1	$8,085.2	$7,923.5	$—	$8,336.9	$(21,992.9)	$10,281.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

As of September 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings-affiliated	$250.0	$—	$439.2	$—	$739.3	$(1,178.5)	$250.0
Accounts payable	0.1	0.1	—	—	83.9	—	84.1
Accounts payable-affiliated	7.5	15.2	0.7	—	12.9	(26.7)	9.6
Customer deposits	—	—	—	—	16.7	—	16.7
Taxes accrued	—	—	—	—	165.9	(98.8)	67.1
Interest accrued	37.0	—	—	—	0.1	—	37.1
Exchange gas payable	—	—	—	—	14.2	—	14.2
Deferred revenue	—	—	—	—	5.6	—	5.6
Accrued capital expenditures	—	—	—	—	171.6	—	171.6
Accrued compensation and related costs	—	—	—	—	45.1	—	45.1
Other accruals	0.3	0.3	—	—	100.8	—	101.4
Total Current Liabilities	294.9	15.6	439.9	—	1,356.1	(1,304.0)	802.5
Noncurrent Liabilities
Long-term debt	2,727.7	—	—	—	—	—	2,727.7
Long-term debt-affiliated	—	1,217.3	—	—	630.9	(1,848.2)	—
Deferred income taxes	22.1	1,494.6	—	—	—	(70.1)	1,446.6
Accrued liability for postretirement and postemployment benefits	0.2	8.7	—	—	34.9	(0.3)	43.5
Regulatory liabilities	—	10.3	—	—	273.9	—	284.2
Asset retirement obligations	—	—	—	—	23.0	—	23.0
Other noncurrent liabilities	—	1.3	—	—	68.8	—	70.1
Total Noncurrent Liabilities	2,750.0	2,732.2	—	—	1,031.5	(1,918.6)	4,595.1
Total Liabilities	3,044.9	2,747.8	439.9	—	2,387.6	(3,222.6)	5,397.6
Equity
Common stock	0.1	—	—	—	—	—	0.1
Additional paid-in capital	4,013.8	—	—	—	—	—	4,013.8
Accumulated deficit	(56.7)	—	—	—	—	—	(56.7)
Net parent investment	—	4,410.2	7,507.4	—	5,977.0	(17,894.6)	—
Accumulated other comprehensive loss	(26.3)	(26.1)	(23.8)	—	(27.7)	77.6	(26.3)
Total CPG Equity	3,930.9	4,384.1	7,483.6	—	5,949.3	(17,817.0)	3,930.9
Noncontrolling Interest	953.3	953.3	—	—	—	(953.3)	953.3
Total Equity	4,884.2	5,337.4	7,483.6	—	5,949.3	(18,770.3)	4,884.2
Total Liabilities and Equity	$7,929.1	$8,085.2	$7,923.5	$—	$8,336.9	$(21,992.9)	$10,281.8

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

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$270.3	$—	$270.3
Storage revenues	—	—	—	—	48.9	—	48.9
Other revenues	—	—	—	—	7.9	—	7.9
Total Operating Revenues	—	—	—	—	327.1	—	327.1
Operating Expenses
Operation and maintenance	67.2	—	—	—	255.7	—	322.9
Operation and maintenance-affiliated	1.1	—	—	—	—	(1.1)	—
Depreciation and amortization	—	0.2	—	—	43.4	—	43.6
Gain on sale of assets	—	—	—	—	(9.3)	—	(9.3)
Impairment of long-lived assets	—	—	—	—	19.1	—	19.1
Property and other taxes	—	—	0.1	—	19.7	—	19.8
Total Operating Expenses	68.3	0.2	0.1	—	328.6	(1.1)	396.1
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	16.0	—	16.0
Equity Earnings in Consolidated Affiliates	9.8	21.0	22.6	—	—	(53.4)	—
Operating Loss	(58.5)	20.8	22.5	—	14.5	(52.3)	(53.0)
Other Income (Deductions)
Interest expense	(33.0)	—	—	—	(0.2)	1.8	(31.4)
Interest expense-affiliated	(0.5)	(11.3)	(1.1)	—	(7.6)	20.0	(0.5)
Other, net	20.3	1.4	—	—	13.8	(21.8)	13.7
Total Other Deductions, net	(13.2)	(9.9)	(1.1)	—	6.0	—	(18.2)
Loss before Income Taxes	(71.7)	10.9	21.4	—	20.5	(52.3)	(71.2)
Income Taxes	(22.1)	(1.2)	—	—	(0.3)	2.0	(21.6)
Net Loss	(49.6)	12.1	21.4	—	20.8	(54.3)	(49.6)
Less: Net income attributable to noncontrolling interest	2.9	2.9	—	—	—	(2.9)	2.9
Net Loss Attributable to CPG	$(52.5)	$9.2	$21.4	$—	$20.8	$(51.4)	$(52.5)

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

Three Months Ended September 30, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$266.2	$—	$266.2
Storage revenues	—	—	—	—	49.5	—	49.5
Other revenues	—	—	—	—	5.2	—	5.2
Total Operating Revenues	—	—	—	—	320.9	—	320.9
Operating Expenses
Operation and maintenance	6.3	(0.4)	—	—	180.6	—	186.5
Operation and maintenance-affiliated	1.5	—	—	—	—	(1.5)	—
Depreciation and amortization	—	—	—	—	35.0	—	35.0
Gain on sale of assets	—	—	—	—	(39.0)	—	(39.0)
Impairment of long-lived assets	—	—	—	—	0.6	—	0.6
Property and other taxes	—	—	—	—	17.3	—	17.3
Total Operating Expenses	7.8	(0.4)	—	—	194.5	(1.5)	200.4
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	15.4	—	15.4
Equity Earnings in Consolidated Affiliates	87.7	144.9	143.6	—	—	(376.2)	—
Operating Income	79.9	145.3	143.6	—	141.8	(374.7)	135.9
Other Income (Deductions)
Interest expense	(29.9)	—	—	—	(1.1)	1.6	(29.4)
Interest expense-affiliated	(1.6)	(11.4)	—	—	(6.6)	19.6	—
Other, net	19.0	0.1	1.8	—	7.0	(21.2)	6.7
Total Other Deductions, net	(12.5)	(11.3)	1.8	—	(0.7)	—	(22.7)
Income from Continuing Operations before Income Taxes	67.4	134.0	145.4	—	141.1	(374.7)	113.2
Income Taxes	(7.5)	45.8	—	—	—	—	38.3
Income from Continuing Operations	74.9	88.2	145.4	—	141.1	(374.7)	74.9
Loss from Discontinued Operations-net of taxes	(0.1)	(0.1)	—	—	—	0.1	(0.1)
Net Income	74.8	88.1	145.4	—	141.1	(374.6)	74.8
Less: Net income attributable to noncontrolling interest	11.8	11.8	—	—	—	(11.8)	11.8
Net Income Attributable to CPG	$63.0	$76.3	$145.4	$—	$141.1	$(362.8)	$63.0

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

Nine Months Ended September 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$838.2	$—	$838.2
Storage revenues	—	—	—	—	147.7	—	147.7
Other revenues	—	—	—	—	19.6	—	19.6
Total Operating Revenues	—	—	—	—	1,005.5	—	1,005.5
Operating Expenses
Operation and maintenance	135.4	(0.2)	—	—	536.9	(0.2)	671.9
Operation and maintenance-affiliated	1.6	—	—	—	—	(1.6)	—
Depreciation and amortization	—	0.6	—	—	124.6	—	125.2
Gain on sale of assets	—	—	—	—	(15.3)	—	(15.3)
Impairment of long-lived assets	—	—	—	—	19.1	—	19.1
Property and other taxes	0.1	—	0.1	—	62.4	—	62.6
Total Operating Expenses	137.1	0.4	0.1	—	727.7	(1.8)	863.5
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	48.2	—	48.2
Equity Earnings in Consolidated Affiliates	202.4	330.6	337.4	—	—	(870.4)	—
Operating Income	65.3	330.2	337.3	—	326.0	(868.6)	190.2
Other Income (Deductions)
Interest expense	(92.2)	—	—	—	(2.9)	3.7	(91.4)
Interest expense-affiliated	(0.5)	(33.7)	(1.5)	—	(21.5)	56.7	(0.5)
Other, net	59.3	2.2	—	—	29.4	(60.4)	30.5
Total Other Deductions, net	(33.4)	(31.5)	(1.5)	—	5.0	—	(61.4)
Income from Continuing Operations before Income Taxes	31.9	298.7	335.8	—	331.0	(868.6)	128.8
Income Taxes	(53.7)	93.9	—	—	1.0	2.0	43.2
Income from Continuing Operations	85.6	204.8	335.8	—	330.0	(870.6)	85.6
Income from Discontinued Operations-net of taxes	0.2	0.2	—	—	—	(0.2)	0.2
Net Income	85.8	205.0	335.8	—	330.0	(870.8)	85.8
Less: Net income attributable to noncontrolling interest	27.2	27.2	—	—	—	(27.2)	27.2
Net Income Attributable to CPG	$58.6	$177.8	$335.8	$—	$330.0	$(843.6)	$58.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

Nine Months Ended September 30, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Operating Revenues
Transportation revenues	$—	$—	$—	$—	$752.4	$—	$752.4
Transportation revenues-affiliated	—	—	—	—	47.5	—	47.5
Storage revenues	—	—	—	—	122.3	—	122.3
Storage revenues-affiliated	—	—	—	—	26.2	—	26.2
Other revenues	—	—	—	—	28.6	—	28.6
Total Operating Revenues	—	—	—	—	977.0	—	977.0
Operating Expenses
Operation and maintenance	6.6	(1.2)	—	—	450.6	—	456.0
Operation and maintenance-affiliated	1.5	0.3	—	—	52.6	(1.5)	52.9
Depreciation and amortization	—	—	—	—	101.4	—	101.4
Gain on sale of assets	—	—	—	—	(52.6)	—	(52.6)
Impairment of long-lived assets	—	1.8	—	—	0.6	—	2.4
Property and other taxes	—	—	—	—	55.5	—	55.5
Total Operating Expenses	8.1	0.9	—	—	608.1	(1.5)	615.6
Equity Earnings in Unconsolidated Affiliates	—	—	—	—	44.5	—	44.5
Equity Earnings in Consolidated Affiliates	249.4	383.2	382.5	—	—	(1,015.1)	—
Operating Income	241.3	382.3	382.5	—	413.4	(1,013.6)	405.9
Other Income (Deductions)
Interest expense	(42.8)	—	—	—	(1.1)	1.6	(42.3)
Interest expense-affiliated	(1.9)	(29.5)	—	—	(24.3)	26.4	(29.3)
Other, net	26.1	0.3	3.3	—	14.9	(28.0)	16.6
Total Other Deductions, net	(18.6)	(29.2)	3.3	—	(10.5)	—	(55.0)
Income from Continuing Operations before Income Taxes	222.7	353.1	385.8	—	402.9	(1,013.6)	350.9
Income Taxes	(9.4)	103.6	—	—	26.2	(1.6)	118.8
Income from Continuing Operations	232.1	249.5	385.8	—	376.7	(1,012.0)	232.1
Loss from Discontinued Operations-net of taxes	(0.4)	(0.4)	—	—	—	0.4	(0.4)
Net Income	231.7	249.1	385.8	—	376.7	(1,011.6)	231.7
Less: Net income attributable to noncontrolling interest	27.9	27.9	—	—	—	(27.9)	27.9
Net Income Attributable to CPG	$203.8	$221.2	$385.8	$—	$376.7	$(983.7)	$203.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2016 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Loss	$(49.6)	$12.1	$21.4	$—	$20.8	$(54.3)	$(49.6)
Other comprehensive income
Net unrealized gain on cash flow hedges	0.3	(0.3)	—	—	0.6	(0.3)	0.3
Unrecognized pension and OPEB cost	(0.4)	(0.5)	—	—	0.1	0.4	(0.4)
Total other comprehensive income	(0.1)	(0.8)	—	—	0.7	0.1	(0.1)
Total Comprehensive Loss	(49.7)	11.3	21.4	—	21.5	(54.2)	(49.7)
Less: Comprehensive Income-noncontrolling interest	2.9	2.9	—	—	—	(2.9)	2.9
Comprehensive Loss-controlling interests	$(52.6)	$8.4	$21.4	$—	$21.5	$(51.3)	$(52.6)

Three Months Ended September 30, 2015 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$74.8	$88.1	$145.4	$—	$141.1	$(374.6)	$74.8
Other comprehensive income
Net unrealized loss on cash flow hedges	(0.7)	(1.2)	—	—	0.5	0.7	(0.7)
Unrecognized pension and OPEB cost	(0.1)	0.1	—	—	(0.2)	0.1	(0.1)
Total other comprehensive income	(0.8)	(1.1)	—	—	0.3	0.8	(0.8)
Total Comprehensive Income	74.0	87.0	145.4	—	141.4	(373.8)	74.0
Less: Comprehensive Income-noncontrolling interest	11.8	11.8	—	—	—	(11.8)	11.8
Comprehensive Income-controlling interests	$62.2	$75.2	$145.4	$—	$141.4	$(362.0)	$62.2

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (continued)

Nine Months Ended September 30, 2016 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$85.8	$205.0	$335.8	$—	$330.0	$(870.8)	$85.8
Other comprehensive income
Net unrealized gain on cash flow hedges	1.0	(0.6)	—	—	1.6	(1.0)	1.0
Unrecognized pension and OPEB cost	(0.2)	(0.3)	—	—	0.1	0.2	(0.2)
Total other comprehensive income	0.8	(0.9)	—	—	1.7	(0.8)	0.8
Total Comprehensive Income	86.6	204.1	335.8	—	331.7	(871.6)	86.6
Less: Comprehensive Income-noncontrolling interest	27.3	27.3	—	—	—	(27.3)	27.3
Comprehensive Income-controlling interests	$59.3	$176.8	$335.8	$—	$331.7	$(844.3)	$59.3

Nine Months Ended September 30, 2015 (in millions, net of taxes)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Income	$231.7	$249.1	$385.8	$—	$376.7	$(1,011.6)	$231.7
Other comprehensive income
Net unrealized loss on cash flow hedges	(0.2)	(1.5)	—	—	1.3	0.2	(0.2)
Unrecognized pension and OPEB benefit	7.2	7.4	—	—	(0.2)	(7.2)	7.2
Total other comprehensive income	7.0	5.9	—	—	1.1	(7.0)	7.0
Total Comprehensive Income	238.7	255.0	385.8	—	377.8	(1,018.6)	238.7
Less: Comprehensive Income-noncontrolling interest	27.9	27.9	—	—	—	(27.9)	27.9
Comprehensive Income-controlling interests	$210.8	$227.1	$385.8	$—	$377.8	$(990.7)	$210.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Cash Flows from Operating Activities	$(174.7)	$376.9	$(0.8)	$—	$521.7	$(470.1)	$253.0
Investing Activities
Capital expenditures	—	—	—	—	(1,095.8)	—	(1,095.8)
Change in short-term lendings-affiliated	(519.4)	(400.5)	3.3	—	(28.7)	945.3	—
Proceeds from disposition of assets	—	—	—	—	9.9	—	9.9
Contributions to equity investees	—	—	—	—	(6.2)	—	(6.2)
Distributions from equity investees	—	—	—	—	1.6	—	1.6
Other investing activities	10.3	—	—	—	(6.5)	—	3.8
Net Cash Flows used for Investing Activities	(509.1)	(400.5)	3.3	—	(1,125.7)	945.3	(1,086.7)
Financing Activities
Change in short-term borrowings	—	—	—	—	(15.0)	—	(15.0)
Change in short-term borrowings-affiliated	151.0	—	439.2	—	605.1	(945.3)	250.0
Payments of capital lease obligations and other debt related costs	(0.6)	—	—	—	(1.9)	—	(2.5)
Common stock issuances associated with the Merger	0.1	—	—	—	—	—	0.1
Quarterly distributions to unitholders	—	—	—	—	(56.9)	56.9	—
Distribution to noncontrolling interest in Columbia OpCo	—	—	(443.6)	—	—	443.6	—
Distribution to noncontrolling interest	—	—	—	—	—	(30.4)	(30.4)
Acquisition of treasury stock	(6.2)	—	—	—	—	—	(6.2)
Dividends paid - common stock	(105.1)	—	—	—	—	—	(105.1)
Dividends paid to TransCanada	(55.5)	—	—	—	—	—	(55.5)
Net Cash Flows used for Financing Activities	(16.3)	—	(4.4)	—	531.3	(475.2)	35.4
Change in cash and cash equivalents	(700.1)	(23.6)	(1.9)	—	(72.7)	—	(798.3)
Cash and cash equivalents at beginning of period	800.0	46.7	1.9	—	82.3	—	930.9
Cash and Cash Equivalents at End of Period	$99.9	$23.1	$—	$—	$9.6	$—	$132.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2015 (in millions)	CPG	CEG	Columbia OpCo	OpCo GP	Non-guarantor Subsidiaries	Consolidating adjustments and eliminations	CPG Consolidated
Net Cash Flows from Operating Activities	$6.2	$(24.5)	$4.1	$—	$440.5	$(12.1)	$414.2
Investing Activities
Capital expenditures	—	(3.8)	—	—	(833.0)	3.8	(833.0)
Insurance recoveries	—	—	—	—	2.1	—	2.1
Change in short-term lendings-affiliated	—	(33.2)	(126.8)	—	(119.0)	424.5	145.5
Proceeds from disposition of assets	—	2.1	—	—	55.0	(3.8)	53.3
Contributions to equity investees	—	(1,217.3)	(446.2)	—	(1.4)	1,663.5	(1.4)
Distributions from equity investees	—	—	—	—	15.1	—	15.1
Other investing activities	(5.2)	—	—	—	(19.0)	—	(24.2)
Net Cash Flows used for Investing Activities	(5.2)	(1,252.2)	(573.0)	—	(900.2)	2,088.0	(642.6)
Financing Activities
Change in short-term borrowings	225.0	—	—	—	20.0	—	245.0
Change in short-term borrowings-affiliated	388.8	(5.1)	—	—	(211.7)	(424.5)	(252.5)
Issuance of long-term debt	2,745.9	—	—	—	—	—	2,745.9
Debt related costs	(23.6)	—	—	—	—	—	(23.6)
Issuance of long-term debt-affiliated	—	1,217.3	—	—	—	—	1,217.3
Payments of long-term debt-affiliated, including current portion	(1,848.2)	—	—	—	(957.8)	—	(2,806.0)
Proceeds from the issuance of common units, net of offering costs	—	—	1,170.0	—	(1.6)	—	1,168.4
Contribution of capital from CEG	—	—	—	—	1,663.5	(1,663.5)	—
Distribution of IPO proceeds to NiSource	—	—	(500.0)	—	—	—	(500.0)
Distribution to NiSource	(1,450.0)	—	—	—	—	—	(1,450.0)
Quarterly distributions to unitholders	—	—	—	—	(26.0)	26.0	—
Distribution to noncontrolling interest in Columbia OpCo	—	—	(69.9)	—	—	69.9	—
Distribution received from Columbia OpCo	—	69.9	—	—	—	(69.9)	—
Distribution to noncontrolling interest	—	—	—	—	—	(13.9)	(13.9)
Dividends paid - common stock	(39.7)	—	—	—	—	—	(39.7)
Transfer from NiSource	0.8	(0.6)	(13.0)	—	13.6	—	0.8
Net Cash Flows from Financing Activities	(1.0)	1,281.5	587.1	—	500.0	(2,075.9)	291.7
Change in cash and cash equivalents	—	4.8	18.2	—	40.3	—	63.3
Cash and cash equivalents at beginning of period	—	—	—	—	0.5	—	0.5
Cash and Cash Equivalents at End of Period	$—	$4.8	$18.2	$—	$40.8	$—	$63.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

22.     Subsequent Event
Proposed Acquisition. On November 1, 2016, CPPL announced that it had entered into an agreement and plan of merger with CPG, Pony Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of CPG (“Pony Merger Sub”) and MLP GP.
The conflicts committee of the board of directors of MLP GP (the “GP Conflicts Committee”) and the board of directors of the MLP GP (the "GP Board") approved the merger agreement and transactions contemplated by the merger agreement and determined that the merger agreement and the merger transactions are fair and reasonable to and in the best interests of CPPL and to the holders of CPPL common units unaffiliated with CPG, CEG and MLP GP (collectively, the “CPPL unaffiliated unitholders”). The GP Conflicts Committee recommended the GP Board approve the merger agreement and the merger transactions. The GP Board resolved that the merger agreement and the merger transactions be submitted to the unitholders of CPPL at a special meeting of the unitholders for approval. The GP Board recommended that the unitholders of CPPL vote in favor of the proposal to approve the merger agreement and the merger transactions at the special meeting of the unitholders.
CPG indirectly owns, through its ownership of CEG, 100.0% of the membership interests in MLP GP. CEG owns all of the subordinated units (“CPPL subordinated units”) representing a 46.5% limited partner interest in CPPL. Pursuant to the merger agreement, Pony Merger Sub will merge with and into CPPL at the effective time of the merger, with CPPL surviving, such that following the merger, MLP GP will remain a wholly owned subsidiary of CPG and the sole general partner of CPPL, and CPG and CEG will be the only limited partners of CPPL. Each CPPL common unit issued and outstanding as of immediately prior to the effective time of the merger will be converted into the right to receive (i) $17.00 per CPPL common unit in cash without any interest thereon plus (ii) an additional amount of cash per CPPL common unit without any interest thereon equal to the product of (x) the number of days from and including the first day of the quarter in which the closing occurs through and including the closing date multiplied by (y) $0.00217 per CPPL common Unit (a daily distribution rate equal to the quotient of $0.1975 divided by ninety-one (91)), plus (iii) an amount equal to $0.1975 per CPPL common unit in cash without any interest thereon if the record date for the CPPL’s quarterly cash distribution with respect to the quarter immediately preceding the quarter in which the closing occurs shall not have occurred prior to the effective time of the merger (the "Merger Consideration"). Incentive distribution rights of CPPL, which are owned by CEG, will be unchanged and remain outstanding as incentive distribution rights of the surviving entity, and no consideration will be delivered in respect thereof. CPPL subordinated units, which are owned by CEG, will also be unchanged and remain outstanding as CPPL subordinated units of the surviving entity, and no consideration will be delivered in respect thereof. CPG will be issued CPPL common units at the effective time of the merger equal to the number of public common units being converted into the right to receive the Merger Consideration. The parties anticipate that the merger will close in the first quarter of 2017 and that CPPL will pay the regular quarterly cash distributions to unitholders at the quarterly per unit distribution rate of $0.1975, with the declaration date and record date for each quarterly distribution to occur no later than 30 days and 42 days, respectively, after the end of each fiscal quarter.
Completion of the merger is conditioned upon, among other things: (1) approval of the merger agreement and the transactions contemplated by the merger agreement, including the merger, by the affirmative vote or consent of holders, as of the record date of the special meeting of CPPL’s unitholders (including CEG), of (a) a majority of the outstanding CPPL common units, voting as a class, (b) a majority of the CPPL common units held by the CPPL unaffiliated unitholders, and (c) a majority of the outstanding CPPL subordinated units, voting as a class; (2) all required filings, consents, approvals, permits and authorizations in connection with the merger having been made or obtained; and (3) the absence of legal injunctions or impediments prohibiting the merger transactions.
Pursuant to the merger agreement, CEG delivered a consent to voting the CPPL subordinated units owned beneficially or of record by it or any of its subsidiaries in favor of the merger proposal, including the 46,811,398 CPPL subordinated units currently held by CEG, which units represent 100.0% of the outstanding CPPL subordinated units.
The merger agreement contains provisions granting both CPPL and CPG the right to terminate the merger Agreement for certain reasons, including, among others, if: (1) the merger is not completed on or before August 1, 2017; (2) any governmental authority has issued a final and nonappealable statute, rule, order, decree or regulation enjoining or prohibiting consummation of the merger; (3) under certain conditions, there has been a material breach of any of the representations, warranties, covenants or agreements set forth in the merger agreement by a party to the merger agreement which is not cured within 30 days following receipt by the breaching party of written notice from the non-breaching party (a “terminable breach”); (4) CPPL does not obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders; or (5) either the GP Board, in accordance with the merger agreement, withdraws, modifies or qualifies, or proposes to publicly withdraw, modify or

ITEM 1. FINANCIAL STATEMENTS (continued)
Columbia Pipeline Group, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

qualify, in a manner adverse to CPG its recommendation to the unitholders of CPPL (the “CPPL Board Recommendation”) or fails to include the CPPL Board Recommendation in the proxy statement to be filed by CPPL in connection with the merger (that taking of any such action being referred to as a “CPPL Change in Recommendation”).
All costs and expenses incurred in connection with the merger agreement and the merger transactions will be paid by the party incurring such costs and expenses, except that (1) CPG and CPPL shall each bear and pay one half of the expenses incurred in connection with the proxy statement and Schedule 13E-3 filings, (2) if (a) CPG terminates the merger agreement due to a CPPL Change in Recommendation, (b) either party terminates the merger agreement due to the failure to obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders of CPPL and prior to such special meeting, a CPPL Change in Recommendation has occurred, or if CPG terminates the merger agreement due to a terminable breach by CPPL, CPPL will pay the expenses incurred by CPG up to a maximum of $10.0 million, and (3) if CPPL terminates the merger agreement due to a terminable breach by CPG, CPG will pay the expenses incurred by CPPL.

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
Merger
On March 17, 2016, CPG entered into a Merger Agreement, among CPG, Parent, US Parent, Merger Sub, and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada. Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
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
CPG has suspended its obligation to file periodic reports with the SEC based on its common stock as a result of the Merger. CPG will continue to have reporting obligations with respect to its senior notes. Refer to Note 6, "Long-Term Debt" for additional information.
Proposed Acquisition
On November 1, 2016, CPPL announced that it had entered into an agreement and plan of merger with CPG, Pony Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of CPG (“Pony Merger Sub”) and MLP GP.
The conflicts committee of the board of directors of MLP GP (the “GP Conflicts Committee”) and the board of directors of the MLP GP (the "GP Board") approved the merger agreement and transactions contemplated by the merger agreement and determined that the merger agreement and the merger transactions are fair and reasonable to and in the best interests of CPPL and to the holders

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

of CPPL common units unaffiliated with CPG, CEG and MLP GP (collectively, the “CPPL unaffiliated unitholders”). The GP Conflicts Committee recommended the GP Board approve the merger agreement and the merger transactions. The GP Board resolved that the merger agreement and the merger transactions be submitted to the unitholders of CPPL at a special meeting of the unitholders for approval. The GP Board recommended that the unitholders of CPPL vote in favor of the proposal to approve the merger agreement and the merger transactions at the special meeting of the unitholders.
CPG indirectly owns, through its ownership of CEG, 100% of the membership interests in MLP GP. CEG owns all of the subordinated units (“CPPL subordinated units”) representing a 46.5% limited partner interest in CPPL. Pursuant to the merger agreement, Pony Merger Sub will merge with and into CPPL at the effective time of the merger, with CPPL surviving, such that following the merger, MLP GP will remain a wholly owned subsidiary of CPG and the sole general partner of CPPL, and CPG and CEG will be the only limited partners of CPPL. Each CPPL common unit issued and outstanding as of immediately prior to at the effective time of the merger will be converted into the right to receive (i) $17.00 per CPPL common unit in cash without any interest thereon plus (ii) an additional amount of cash per CPPL common unit without any interest thereon equal to the product of (x) the number of days from and including the first day of the quarter in which the closing occurs through and including the closing date multiplied by (y) $0.00217 per CPPL common Unit (a daily distribution rate equal to the quotient of $0.1975 divided by ninety-one (91)), plus (iii) an amount equal to $0.1975 per CPPL common unit in cash without any interest thereon if the record date for the CPPL’s quarterly cash distribution with respect to the quarter immediately preceding the quarter in which the closing occurs shall not have occurred prior to the effective time of the merger (the "Merger Consideration"). Incentive distribution rights of CPPL, which are owned by CEG, will be unchanged and remain outstanding as incentive distribution rights of the surviving entity, and no consideration will be delivered in respect thereof. CPPL subordinated units, which are owned by CEG, will also be unchanged and remain outstanding as CPPL subordinated units of the surviving entity, and no consideration will be delivered in respect thereof. CPG will be issued CPPL common units at the effective time of the merger equal to the number of public common units being converted into the right to receive the Merger Consideration. The parties anticipate that the merger will close in the first quarter of 2017 and that CPPL will pay the regular quarterly cash distributions to unitholders at the quarterly per unit distribution rate of $0.1975, with the declaration date and record date for each quarterly distribution to occur no later than 30 days and 42 days, respectively, after the end of each fiscal quarter.
Completion of the merger is conditioned upon, among other things: (1) approval of the merger agreement and the transactions contemplated by the merger agreement, including the merger, by the affirmative vote or consent of holders, as of the record date of the special meeting of CPPL’s unitholders (including CEG), of (a) a majority of the outstanding CPPL common units, voting as a class, (b) a majority of the CPPL common units held by the CPPL unaffiliated unitholders, and (c) a majority of the outstanding CPPL subordinated units, voting as a class; (2) all required filings, consents, approvals, permits and authorizations in connection with the merger having been made or obtained; and (3) the absence of legal injunctions or impediments prohibiting the merger transactions.
Pursuant to the merger agreement, CEG delivered a consent to voting the CPPL subordinated units owned beneficially or of record by it or any of its subsidiaries in favor of the merger proposal, including the 46,811,398 CPPL subordinated units currently held by CEG, which units represent 100% of the outstanding CPPL subordinated units.
The merger agreement contains provisions granting both CPPL and CPG the right to terminate the merger Agreement for certain reasons, including, among others, if: (1) the merger is not completed on or before August 1, 2017; (2) any governmental authority has issued a final and nonappealable statute, rule, order, decree or regulation enjoining or prohibiting consummation of the merger; (3) under certain conditions, there has been a material breach of any of the representations, warranties, covenants or agreements set forth in the merger agreement by a party to the merger agreement which is not cured within 30 days following receipt by the breaching party of written notice from the non-breaching party (a “terminable breach”); (4) CPPL does not obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders; or (5) either the GP Board, in accordance with the merger agreement, withdraws, modifies or qualifies, or proposes to publicly withdraw, modify or qualify, in a manner adverse to CPG its recommendation to the unitholders of CPPL (the “CPPL Board Recommendation”) or fails to include the CPPL Board Recommendation in the proxy statement to be filed by CPPL in connection with the merger (that taking of any such action being referred to as a “CPPL Change in Recommendation”).
All costs and expenses incurred in connection with the merger agreement and the merger transactions will be paid by the party incurring such costs and expenses, except that (1) CPG and CPPL shall each bear and pay one half of the expenses incurred in connection with the proxy statement and Schedule 13E-3 filings, (2) if (a) CPG terminates the merger agreement due to a CPPL Change in Recommendation, (b) either party terminates the merger agreement due to the failure to obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders of CPPL and prior to such special

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

meeting, a CPPL Change in Recommendation has occurred, or if CPG terminates the merger agreement due to a terminable breach by CPPL, CPPL will pay the expenses incurred by CPG up to a maximum of $10 million, and (3) if CPPL terminates the merger agreement due to a terminable breach by CPG, CPG will pay the expenses incurred by CPPL.
Executive Overview
We are a growth-oriented Delaware corporation formed to own, operate and develop a portfolio of pipelines, storage and related midstream assets.
We own approximately 15,000 miles of strategically located interstate gas pipelines extending from New York to the Gulf of Mexico and one of the nation’s largest underground natural gas storage systems, with approximately 300 MMDth of working gas capacity, as well as related gathering and processing assets. For the nine months ended September 30, 2016, 95% of our revenue, excluding revenues generated from cost recovery under certain regulatory tracker mechanisms, which we refer to as “tracker-related revenues,” was generated under firm revenue contracts. As of September 30, 2016, these contracts had a weighted average remaining contract life of 4.7 years. We own these assets through Columbia OpCo, a partnership between our wholly owned subsidiary CEG and CPPL.
We expect the revenues generated from our businesses will increase as we execute on our significant portfolio of organic growth opportunities. We believe that future internal growth projects will be funded primarily through borrowings under our credit facility, long-term intercompany debt or through issuances of CPPL equity securities.
Commercial Growth and Expansion
We believe that we are well-positioned to attract volumes to our systems through cost-effective capacity expansions. For example, we have recently completed or we are currently undertaking the following expansions (all amounts listed are inclusive of AFUDC, as applicable):

•
Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. The initial project went into service during the third quarter of 2015 and we expect to invest approximately $120 million through 2021.

•
Gibraltar Pipeline Project. We expect to invest approximately $260 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. We expect this to be the first of multiple phases with an initial in-service date in the fourth quarter of 2016, and a final in-service date in the fourth quarter of 2017.

•
Utica Access Project. We invested approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Appalachian production access to liquid trading points on Columbia Gas Transmission's system. This project was placed into service in the fourth quarter of 2016.

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

•
Millennium Lateral. We intend to invest approximately $20 million through our ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Wawayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed into service in the second quarter of 2017.

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

•
Cameron Access Project. This project, which involves an investment of approximately $300 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. We expect the project to be placed into service in the first quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•
WB XPress. This project, which involves an investment of approximately $0.9 billion, will expand Columbia Gas Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. We expect this project to be placed into service in the fourth quarter of 2018.

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

•
Central Virginia Connector. This project will provide 45,000 Dth/d of firm transportation capacity on the Columbia Gas Transmission system to a new point of delivery in Virginia. This approximately $13 million project is expected to be placed into service in the fourth quarter of 2018.

•
Millennium Eastern System Upgrade. We intend to invest approximately $135 million through our ownership stake in Millennium Pipeline to expand eastward flow capacity by 223,000 Dth/d to Ramapo and other nearby points on the system. We expect this project to be placed into service in the fourth quarter of 2018.

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
Items Affecting Comparability of our Financial Results
The historical financial results discussed below may not be comparable to our future financial results for the following reasons:

•	Following the Separation, we incur incremental general and administrative expenses as a result of being a public company.

•	Following the Separation, transactions between CPG and NiSource and its subsidiaries reflected in our historical consolidated financial statements as affiliated are reflected as unaffiliated.

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

•
We entered into a $1,500.0 million revolving credit facility, which became effective at the time of the Separation. As of On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated. As a result, CPG accelerated the amortization of $4.3 million of deferred costs associated with the revolving credit facility, which are included in interest expense for the three and nine months ended September 30, 2016.

•
Subsequent to the completion of the Merger, we entered into a $2,000.0 million revolving credit facility with US Parent. As of September 30, 2016, we had $250.0 million in outstanding borrowings under the revolving credit facility. As a result, CPG will incur affiliated interest expense on outstanding borrowings under the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

•
CPG incurred additional costs as a result of the Merger. CPG incurred Merger transaction costs of $43.1 million and $66.3 million for the three and nine months ended September 30, 2016, respectively, including legal, advisory and other related fees. Additionally CPG incurred employee related expenses of $101.5 million and an impairment charge of $19.1 million. These costs are included in "Operation and maintenance" and "Impairment of long-lived assets" on the Condensed Statements of Consolidated Operations (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Results of Operations
Three and Nine Months Ended September 30, 2016
The following schedule presents our historical consolidated key operating and financial metrics.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Operating Revenues
Transportation revenues	$270.3	$266.2	$838.2	$752.4
Transportation revenues-affiliated	—	—	—	47.5
Storage revenues	48.9	49.5	147.7	122.3
Storage revenues-affiliated	—	—	—	26.2
Other revenues	7.9	5.2	19.6	28.6
Total Operating Revenues	327.1	320.9	1,005.5	977.0
Operating Expenses
Operation and maintenance	322.9	186.5	671.9	456.0
Operation and maintenance-affiliated	—	—	—	52.9
Depreciation and amortization	43.6	35.0	125.2	101.4
Gain on sale of assets	(9.3)	(39.0)	(15.3)	(52.6)
Impairment of long-lived assets	19.1	0.6	19.1	2.4
Property and other taxes	19.8	17.3	62.6	55.5
Total Operating Expenses	396.1	200.4	863.5	615.6
Equity Earnings in Unconsolidated Affiliates	16.0	15.4	48.2	44.5
Operating (Loss) Income	(53.0)	135.9	190.2	405.9
Other Income (Deductions)
Interest expense	(31.4)	(29.4)	(91.4)	(42.3)
Interest expense-affiliated	(0.5)	—	(0.5)	(29.3)
Other, net	13.7	6.7	30.5	16.6
Total Other Deductions, net	(18.2)	(22.7)	(61.4)	(55.0)
(Loss) Income from Continuing Operations before Income Taxes	(71.2)	113.2	128.8	350.9
Income Taxes	(21.6)	38.3	43.2	118.8
(Loss) Income from Continuing Operations	(49.6)	74.9	85.6	232.1
(Loss) Income from Discontinued Operations-net of taxes	—	(0.1)	0.2	(0.4)
Net (Loss) Income	(49.6)	74.8	85.8	$231.7
Less: Net income attributable to noncontrolling interest	2.9	11.8	27.2	27.9
Net (loss) income attributable to CPG	$(52.5)	$63.0	$58.6	$203.8
Throughput (MMDth)
Columbia Gas Transmission	378.4	284.3	1,298.7	1,096.7
Columbia Gulf	138.9	137.5	408.0	420.5
Crossroads	3.2	3.1	11.3	11.7
Total	520.5	424.9	1,718.0	1,528.9
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Operating Revenues. Operating revenues were $327.1 million for the third quarter of 2016, an increase of $6.2 million from the same period in 2015. The increase in operating revenues was primarily due to increased demand revenue of $29.0 million largely from the East Side Expansion, Broad Run Connector and Rayne XPress growth projects, and the CCRM. Additionally, there was higher mineral rights royalty revenue of $3.9 million and increased shorter term transportation services of $1.5 million. These increases were partially offset by a decrease of $29.3 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Operating Expenses. Operating expenses were $396.1 million for the third quarter of 2016, an increase of $195.7 million from the same period in 2015. The increase in operating expenses was primarily due to higher costs related to the Merger of $144.6 million, decreased gains on the sale of assets of $29.7 million, primarily due to conveyances of mineral interests, increased impairment charges of $18.5 million due to the cancellation of IT system upgrades and increased costs related to the Separation of $16.4 million. Additionally, there was increased depreciation and amortization of $8.6 million and higher property and other taxes of $2.5 million, both primarily due to higher levels of in-service assets, and higher employee and administrative costs of $3.6 million. These variances were partially offset by $29.3 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $16.0 million for the third quarter of 2016, an increase of $0.6 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Millennium Pipeline.
Other Income (Deductions). Other income (deductions) for the third quarter of 2016 reduced income by $18.2 million compared to a reduction in income of $22.7 million in the same period in 2015. The variance was primarily due to an increase in other income of $7.3 million for the equity portion of AFUDC. This increase in other income was partially offset by $4.3 million of accelerated amortization of deferred costs associated with the CPG revolving credit facility which was terminated in connection with the Merger.
Income Taxes. The effective income tax rates were 30.3% and 33.8% for the third quarter of 2016 and 2015, respectively. The annual effective tax rate was adjusted in the third quarter of 2016 to reflect the impact of the Merger. Refer to Note 1, “Basis of Accounting Presentation” for additional information on the Merger. The change in the overall effective tax rates between 2016 and 2015 was primarily due to the effects of utility rate-making and other permanent book-to-tax differences.
Throughput. Throughput totaled 520.5 MMDth for the third quarter of 2016, compared to 424.9 MMDth for the same period in 2015. The increase of 95.6 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating Revenues. Operating revenues were $1,005.5 million for the nine months ended September 30, 2016, an increase of $28.5 million from the same period in 2015. The increase in operating revenues was primarily due to increased demand revenue of $100.9 million largely from the East Side Expansion, Broad Run Connector and Rayne XPress growth projects, and the CCRM. Additionally, there were increased shorter term transportation services of $6.1 million. These increases were partially offset by a decrease of $71.1 million attributable to the recovery of operating costs under certain regulatory tracker mechanisms, which are offset in expense, and lower mineral rights royalty revenue of $6.6 million.
Operating Expenses. Operating expenses were $863.5 million for the nine months ended September 30, 2016, an increase of $247.9 million from the same period in 2015. The increase in operating expenses was primarily due to higher costs related to the Merger of $167.8 million, increased costs related to the Separation of $58.4 million, decreased gains on the sale of assets of $37.3 million, primarily due to conveyances of mineral interests, higher depreciation and amortization of $23.8 million and increased property and other taxes of $7.1 million, both primarily due to higher levels of in-service assets. Additionally, there were higher impairment charges of $16.7 million due to the cancellation of IT system upgrades and increased employee and administrative costs of $12.4 million. These variances were partially offset by $71.1 million of decreased operating costs under certain regulatory tracker mechanisms, recoveries of which are offset in operating revenues.
Equity Earnings in Unconsolidated Affiliates. Equity earnings in unconsolidated affiliates were $48.2 million for the nine months ended September 30, 2016, an increase of $3.7 million from the same period in 2015. Equity earnings increased primarily due to earnings generated by Pennant and Millennium Pipeline.
Other Income (Deductions). Other income (deductions) for the nine months ended September 30, 2016 reduced income by $61.4 million compared to a reduction in income of $55.0 million in the same period in 2015. The variance was primarily due to an increase in interest expense of $12.2 million and higher amortization of debt related costs of $2.9 million, both resulting from the issuance of long-term debt in May 2015, as well as $4.3 million of accelerated amortization of deferred costs associated with the CPG revolving credit facility which was terminated in connection with the Merger. These increased deductions were partially offset by an increase in other income of $14.7 million for the equity portion of AFUDC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Income Taxes. The effective income tax rates were comparable at 33.5% and 33.9% for the nine months ended September 30, 2016 and 2015, respectively.
Throughput. Throughput totaled 1,718.0 MMDth for the nine months ended September 30, 2016, compared to 1,528.9 MMDth for the same period in 2015. The increase of 189.1 MMDth was primarily due to increased transportation of Marcellus and Utica natural gas production.
Liquidity and Capital Resources
Our principal liquidity requirements are to finance our operations, fund capital expenditures, and satisfy our indebtedness obligations, as deemed appropriate. Our ability to meet these liquidity requirements will depend on our ability to generate cash in the future.
Our sources of liquidity may include:

•	cash on hand;

•	cash generated from our operations;

•	our $2,000.0 million revolving credit facility with US Parent;

•	long-term intercompany debt offering with US Parent; and

•	CPPL equity offerings.
We believe that cash on hand, cash generated from operations and availability under our credit facility will be adequate to meet our operating needs, our debt service requirements, repayment of principal on our long-term debt and anticipated dividends to our parent. We believe that future internal growth projects will be funded primarily through borrowings under our credit facility, long-term intercompany debt or through issuances of CPPL equity securities.
Cash Flow. Net cash from operating activities, net cash used for investing activities and net cash (used for) from financing activities for the nine months ended September 30, 2016 and 2015, were as follows:

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash from operating activities	$253.0	$414.2
Net cash used for investing activities	(1,086.7)	(642.6)
Net cash from financing activities	35.4	291.7
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2016 was $253.0 million, a decrease of $161.2 million compared to the nine months ended September 30, 2015. The decrease in net cash from operating activities was primarily attributable to the difference in the timing of collection of receivables and the payment of payables and costs associated with the Merger.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2016 was $1,086.7 million, an increase of $444.1 million compared to the nine months ended September 30, 2015. Capital expenditures for the nine months ended September 30, 2016 were $1,095.8 million, compared to $833.0 million for the comparable period in 2015. This increase is mainly due to higher spending on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. We project 2016 capital expenditures to be approximately $1.5 billion.
There were no short-term lendings-affiliated for the nine months ended September 30, 2016, compared to an inflow of $145.5 million for the comparable period in 2015. This change is due to the settlement of the NiSource money pool in connection with the Separation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

Contributions to equity investees increased $4.8 million compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, we contributed $6.2 million and $1.4 million, respectively, to Millennium Pipeline to fund capital projects.
Proceeds from disposition of assets decreased $43.4 million primarily due to decreased proceeds received on conveyances of mineral rights positions.
Financing Activities
Net cash from financing activities for the nine months ended September 30, 2016 was $35.4 million, a decrease of $256.3 million compared to $291.7 million for the nine months ended September 30, 2015. The decrease in net cash from financing activities was primarily due to the prior year long-term debt issuance of $2,745.9 million and net proceeds of the CPPL IPO of $1,168.4 million offset by the repayment of approximately $1,087.3 million of intercompany debt and short-term borrowings, including, net amounts due from the money pool between CPG and NiSource Finance in May 2015, the special dividend of $1,450.0 million to NiSource, the $500.0 million return of pre-formation capital expenditures to NiSource. Additionally, we paid $105.1 million in common stock dividends prior to the Merger and $55.5 million to TransCanada subsequent to the Merger. Refer to Note 2, “CPPL Initial Public Offering” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.
Dividends. We paid a quarterly cash dividend of $55.5 million to TransCanada on August 19, 2016. On the date of record 10,000,100 common shares were outstanding.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Pipeline Group, Inc.

As of September 30, 2016, CPG had $250.0 million in outstanding borrowings under the revolving credit facility, with a weighted average interest rate of 1.9%.
CPG Revolving Credit Facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated. As a result, CPG accelerated the amortization of $4.3 million of deferred costs associated with the revolving credit facility, which are included in interest expense for the three and nine months ended September 30, 2016.
CPPL Revolving Credit Facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. As a result, CPPL accelerated the amortization of $1.4 million of deferred costs associated with the revolving credit facility, which are included in interest expense for the nine months ended September 30, 2016.
CPG Commercial Paper Program. Our commercial paper program had a Program limit of up to $1,000.0 million. CEG, OpCo GP and Columbia OpCo each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. On June 30, 2016, in anticipation of the Merger, the Program was terminated. We had no promissory notes outstanding under the Program at the time of termination.
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
Contractual Obligations. There were no material changes recorded during the nine months ended September 30, 2016 to our contractual obligations as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Other Information
Critical Accounting Policies
Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2015 Form 10-K. There were no significant changes to critical accounting policies for the period ended September 30, 2016.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Columbia Pipeline Group, Inc.
Litigation Relating to the Merger
On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub and TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. On May 25, 2016, the Delaware Court of Chancery entered an order that, among other things, consolidated the actions into a single action, captioned as In re Columbia Pipeline Group, Inc. Stockholder Litigation, and appointed the Vann plaintiffs as lead plaintiffs and the Vann plaintiffs’ counsel as lead counsel. The Vann plaintiffs’ amended complaint, filed May 12, 2016, alleges that members of the CPG Board breached their fiduciary duties by, among other things, agreeing to the Merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The amended complaint also alleges that the preliminary proxy filed in respect of the Merger omits or misstates various facts concerning, among other things, the sale process and the financial analyses performed by CPG’s financial advisors. The amended complaint purports to seek injunctive and other equitable relief regarding the Merger. On July 5, 2016, the defendants filed a motion to dismiss the action and a motion to stay discovery pending resolution of the motion to dismiss. On July 18, 2016, Vice Chancellor Laster entered the briefing schedule deferring briefing on the motion to dismiss until the motion to stay is resolved. On September 6, 2016, Vice Chancellor Laster granted TransCanada and CPG’s motion to stay discovery while the motion to dismiss was pending. On October 6, 2016, the Vann plaintiffs filed an amended claim which removed all TransCanada parties, limiting the action to the CPG Board and CFO. Its revised claim alleges that the Board and officers entered into a secret scheme to benefit directors and insiders via change in control benefits and payments originating when NiSource first spun off the Columbia assets. They continue their allegations that conflict of interest tainted the acquisition, the acquisition undervalued CPG and that the proxy statement was materially deficient. The new claim seeks rescissory damages in an amount to be proven at trial and disgorgement of profits from the sale. At this early stage of the litigation, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.
Appraisal Litigation
Following the consummation of the Merger, on September 9, 2016, multiple stakeholders, who, combined, allege ownership of approximately 7 million shares of CPG’s common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Court of Chancery of the State of Delaware, captioned Dunham Monthly Distribution Fund et al v. Columbia Pipeline Group Inc. On September 15, 2016, another group of former CPG stockholders, who allege ownership of approximately 900,000 shares of CPG’s common stock, filed a second petition for appraisal, captioned Brookdale International Partners, L.P. et al. v. Columbia Pipeline Group Inc. Petitioners in the above-noted actions seek a judgment awarding them, among other things, the fair value of their CPG shares plus interest.  Collectively, these matters will be referred to as the “Appraisal Actions”.
On October 3, 2016, CPG filed its answer to the petition in the Dunham action and a verified list pursuant to 8 Del. C. § 262(f) naming, as of that filing, the persons that purported to demand appraisal of shares of CPG common stock. CPG filed its answer and verified lists in response to the Brookdale action on October 6, 2016. At this point, the total number of shares of CPG’s common stock for which appraisal has been demanded and not requested to be withdrawn is approximately 8.9 million, inclusive of the shares allegedly held by petitioners in the Appraisal Actions. The parties in the Appraisal Actions are currently engaged in discovery. The Court of Chancery has not yet set a trial date for the Appraisal Actions.
At this early stage of the litigation, no outcome or possible loss or range of losses, if any, arising from the litigation is able to be estimated.

Environmental Litigation
On September 8, 2016, Keith Stutes, in his capacity as District Attorney for the 15th Judicial District of the State of Louisiana, and the State of Louisiana (together, “Plaintiffs”) filed an action against certain oil and gas exploration and transportation companies, including Columbia Gulf Transmission, LLC (collectively, the “Defendants”),   associated with the development of the Tigre Lagoon Oil & Gas Field in Vermillion Parish in the 15th Judicial District  Court for the Parish of Vermillion, captioned Keith Stutes, et al v. Gulfport Energy Corp, et al. The complaint alleges the Defendants’ operations were conducted in violation of the State and Local  Coastal Resources Management Act of 1978, as amended (the “CZM Act of 1978”) and that these activities caused substantial damage to the land and waterbodies located in the Coastal Zone, as defined in the CZM Act of 1978, within Vermillion Parish. It is possible that Columbia Gulf could incur substantial remediation and other costs and expenses in connection with this matter.  The amount of any potential judgment, assessments, penalties, fines, costs or expenses that may be incurred in connection with this litigation cannot be reasonably estimated at this time.
Please see Note 16 (“Other Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for more information regarding legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K.
The Merger with CPPL may not be consummated even if CPPL Unitholders approve the Merger proposal.
On November 1, 2016, CPPL, CPG, MLP GP and Pony Merger Sub, entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which CPG has agreed to acquire, for cash, all of the outstanding publicly held common units representing limited partner interests in CPPL (the “Merger”). Upon closing, CPPL will become an indirect wholly owned entity of TransCanada and will cease to be a publicly held partnership.
The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring, even though CPPL's unitholders may have voted to approve the Merger proposal. We cannot predict with certainty whether and when any of the conditions to the completion of the Merger will be satisfied. Any delay in completing the Merger could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the Merger. In addition, we can agree with CPPL not to consummate the Merger even if CPPL's unitholders approve the Merger proposal and the conditions to the closing of the Merger are otherwise satisfied.
If the Merger with CPPL does not occur, we will not benefit from the expenses we have incurred in the pursuit of the Merger.
The Merger with CPPL may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us. We currently expect to incur Merger-related expenses consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the Merger is not completed. In addition, if the Merger Agreement is terminated under specified circumstances, we will be required to pay certain Merger-related expenses of CPPL.
We may be subject to class action lawsuits relating to the Merger, which could materially adversely affect our business, financial condition and operating results.
Our directors and officers may be subject to class action lawsuits relating to the Merger and other additional lawsuits that may be filed. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger Transactions shall have been issued by any court or governmental entity of competent jurisdiction in the United States. Consequently, if any lawsuit is filed challenging the Merger and is successful in obtaining an injunction preventing the parties to the Merger Agreement from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.
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

(2.1)
Agreement and Plan of Merger dated as of November 1, 2016, by and among Columbia Pipeline Group, Inc., Columbia Pipeline Partners L.P., MLP GP and Pony Merger Sub LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, File No. 001-36838, filed on November 2, 2016).

(3.1)
Second Restated Certificate of Incorporation of Columbia Pipeline Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Columbia Pipeline Group, Inc. Quarterly Report on Form 10-Q (File No. 001-36838) filed on August 2, 2016).

(3.2)	Bylaws of Targus Merger Sub Inc. (Incorporated by reference to Exhibit 3.2 to the Columbia Pipeline Group, Inc. Quarterly Report on Form 10-Q (File No. 001-36838) filed on August 2, 2016).

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document

SIGNATURE
Columbia Pipeline Group, Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Columbia Pipeline Group, Inc.
(Registrant)

Date:	November 1, 2016	By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
Controller and Principal Financial Officer (Principal Accounting Officer and Duly Authorized Officer)